Form 10KSB
period 1996-05-31
CYCOMM INTERNATIONAL INC
filed 1996-09-13
CIK 869979

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ---------------

                                 FORM 10-KSB
(Mark One)
 /X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                     OR
 /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 1-11686
         ----------------------------------------------------------
                           CYCOMM INTERNATIONAL INC.

                 (Name of Small Business Issuer in Its Charter)

              Wyoming                                           54-1779046
  -------------------------------                          -------------------
    (State or other jurisdiction                             (I.R.S. Employer
    incorporation or organization)                           Identification No.)

   1420 Springhill Road, Suite 420, McLean, Virginia               22102
  ----------------------------------------------------------------------------
  (Address of Principal Executive Offices)                      (Zip Code)

        Issuer's telephone number, including area code:  (703) 903-9548
          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, without par value
      --------------------------------------------------------------------
                                (Title of Class)

       Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                   -      --

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
/   /

Issuer's revenues for its most recent fiscal year.  $4,985,036

The aggregate market value of the voting stock held by non-affiliates of the registrant on August 30, 1996 was approximately $30,508,411 (based on the price at which the stock was sold on that date).

The number of shares outstanding of the issuer's class of Common Stock no par value as of August 30, 1996, --- 6,973,351 shares


                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Definitive Proxy Statement for 1996 Annual Meeting of Stockholders --- Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):

         Yes    X         No
            --------         --------

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                                           PART I

Item 1.    Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Item 2.    Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .      12

                                           PART II

Item 5.    Market for Common Equity and Related Shareholder Matters . . . . . . . . . . .      12

Item 6.    Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . .      13

Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

                                           PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . .      15

Item 10.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Item 11.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . .      16

Item 12.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .      16

Item 13.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .      16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

         Cycomm International Inc. (hereinafter referred to as "Cycomm International" or "Cycomm" and together with its subsidiaries the "Company") was formed on April 30, 1986 by the amalgamation under the laws of Ontario of two Ontario corporations. The Company has operated under other names and changed its name to its current name on February 20, 1992. The Company continued its incorporation on October 31, 1995 pursuant to Articles of Continuance from Ontario, Canada to the State of Wyoming.

The Company has four active wholly-owned subsidiaries as follows:

     - Cycomm Corporation, incorporated in Oregon, on January 1, 1985.
     - Val-Comm, Inc., incorporated in New Mexico, on July 12, 1984.
     - XL Computing Corporation, incorporated in Delaware, on February 26,
       1996.
     - XL Computing Canada Inc., incorporated in Quebec, Canada on June 3,
       1996.

     The Company has an equity investment in Sistemas de Recepcion de Satelite Galactica C.A., a 25.5% investment, incorporated in Venezuela on July 21, 1987.



                                                       ---------------------------
                                                        Cycomm International Inc.
                                                            McLean, Virginia
                                                            Executive Office
                                                       ---------------------------
                                                                    |
            ----------------------------------------------------------------------------------------------------------
            |                             |                         |                       |                        |
- --------------------------    -------------------------  ------------------------  -------------------  ---------------------------

      (100% owned)                (100% owned)              (100% owned)             (100% owned)               (25.5 owned)
 XL Computing Canada, Inc.    XL Computing Corporation       Val-Comm, Inc.         Cycomm Corporation      Sistem as de Recepcion
    Montreal, Canada            Sebastian, Florida       Albuquerque, New Mexico    Portland, Oregan    de Satellite Galactica, C.A.
                                                                                                             Caracas, Venezuela
- --------------------------    -------------------------  ------------------------  -------------------  ---------------------------


SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR ENDED MAY 31, 1996

     XL COMPUTING CORPORATION.   Effective March 15, 1996, the Company
completed the Stock Purchase Agreement by and among the Company and XL Vision, Inc., ("XLV") and XL Computing Corporation ("XL Computing") whereby the Company acquired 100% of the outstanding stock of XL Computing from XLV, a Safeguard Scientific, Inc. partnership company, for an aggregate purchase price, of $5,785,165. XLCC is based in Sebastian, Florida and is engaged in the design, manufacturing, sale and support of secure, ruggedized computer products and related services.

         The Company acquired XL Computing in exchange for cash of $2,000,000, a promissory note in the amount of $635,165 payable in installments with a balloon to be paid on December 31, 1996, 30,000 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") valued at $3,000,000 and acquisition costs of $150,000 for an aggregate purchase price, of $5,785,165. The Company also granted XLV warrants to purchase 500,000 common shares of the Company at $3.75 per share.

         The Series A Preferred Stock has a Conversion Value, as defined, of $100 per share. The holder of each share of Series A Preferred Stock is entitled to receive dividends at a rate of 8% of the Conversion Value per annum, such dividends to be cumulative from the date of issuance. The holders of the Series A Preferred Stock have no voting rights with respect to any vote of the common stockholders of the Company. The Company may redeem any or all shares of Series A Preferred Stock at a redemption price per share equal to the Conversion Value. The holder of any shares of Series A Preferred Stock shall have the right to convert all or part of the Series A Preferred Stock into Common Stock of the Company at $3.75 per share of Common Stock. Additionally, at any time after March 21, 1999, the holder of any shares of Series A Preferred Stock shall have the right to convert all of the shares into Common Stock of XLCC at its fair value, as defined. At May 15, 1996, 15,000 shares of Series A Preferred Stock were converted into 400,000 shares of Common Stock.

SIGNIFICANT DEVELOPMENTS SUBSEQUENT TO FISCAL YEAR ENDED MAY 31, 1996

         M3i TECHNOLOGY INC. (NOW XL COMPUTING CANADA INC.).   On June 21,
1996, the Company acquired substantially all of the assets of M3i Technologies Inc., now XL Computing Canada Inc. ("XL Canada"), a Montreal, Canada based company that designs and sells mobile computing and communications systems. The principal product of XL Canada is PCMobile, a ruggedized portable RF ready computer currently being sold into the state and local public safety markets.

         The purchase price consisted of $1 million cash and up to $4 million in common stock of Cycomm payable on a quarterly basis at the average current market price for the quarter of issuance. The common stock will be issued pursuant to an earn out formula over the next five years tied to each PCMobile unit sold. The earn out will be fully paid upon XL Canada booking approximately $31 million in revenues from the sales of the PCMobile product.

BUSINESS OF THE COMPANY

         Cycomm is at the forefront of a sector of the telecommunications industry in the United States and Canada, and is expanding its business opportunities in South America, Europe, Asia and elsewhere. The historical business focus is on providing security for voice and data transmission over wireless systems, particularly to cellular telephone end users. In addition, through its recently acquired subsidiaries, the Company manufactures and sells a full line of secure, ruggedized computer products presently sold into the military, utility and public safety markets.

         Cycomm has been a pioneer in the wireless security field and holds patents and rights for a growing family of technologies and products it is delivering to market. Simultaneously, Cycomm has pioneered an industry concept for roaming cellular security through an 800-number service.

         Also, the Company has expanded operations into the manufacture and design of classified telecommunications products for military and public safety agencies. It is also positioned to enter the South America marketplace through an equity investment in Venezuela.

         HEADQUARTERS. Cycomm's principal executive offices are located in McLean, Virginia. Management of all subsidiaries and the Company's growing number of strategic relationships is conducted from this location, along with overall financial and investment responsibilities.

         CYCOMM CORPORATION. Located in Portland, Oregon, this wholly-owned subsidiary provides security through both encryption and scrambling of voice and facsimile signals for the wireless and wireline telecommunications industry. Cycomm Corporation is a leader in cellular security products and is developing new technologies to meet the rapid expansion of wireless applications and customer demands.

         XL COMPUTING CORPORATION. Effective March 15, 1996, Cycomm acquired XL Computing Corporation of Sebastian, Florida. XL Computing is an information technology company that designs, manufactures and markets ruggedized, TEMPEST specified (TEMPEST is the classified standard for securing computer equipment and peripherals) computer and communication equipment for niche markets worldwide. XL Computing operates from a 44,000 square foot, ISO 9000 facility.

         XL Computing's business compliments Cycomm's secure communication business, implements Cycomm's secure technology into its products and shares sales and distribution channels.

         XL COMPUTING CANADA INC. On June 21, 1996, Cycomm acquired substantially all the assets of M3i Technologies Inc. of Montreal, Canada, which designs and markets ruggedized mobile computing and communications systems primarily to the utility and public safety markets. Subsequent to completing the transaction, Cycomm renamed the subsidiary XL Computing Canada Inc.

         XL Canada expanded the Company's ruggedized computer product line by adding state, local and commercial markets to XL Computing's core government and military business. In addition, by integrating the secure communications technology of Cycomm and utilizing the design and manufacturing capabilities of XL Computing, significant cost advantages will be achieved as the PCMobile line begins full-scale production.

         VAL-COMM, INC. Val-Comm is a communications, engineering and consulting company, located in Albuquerque, New Mexico, which provides feasibility studies for possible development projects and custom communications equipment developed for classified U.S. government agencies. These activities can include prototype development but generally involve the modification of one or more products available from unrelated companies into an integrated communications system to meet its clients' requirements. Such work involves classified U.S.

government contracts for which Val-Comm maintains U.S. government facilities security clearances.

         Val-Comm has a complementary engineering capability and a high level security clearance which enables it to contract on U.S. government projects requiring such levels of security clearance. On March 27, 1996, the Voting Trust governing Val-Comm, Inc. was dissolved subsequent to the Company's continuance from Canada to the State of Wyoming.

         SISTEMAS DE RECEPCION DE SATELITE GALACTICA C.A. Cycomm entered into a Stock Purchase Agreement with Corporation Inc., S.A., a subsidiary of Inelectra, S.A. ("Inelectra") on October 29, 1993 and acquired a 25.5% interest in Galactica. Inelectra is a large diversified Venezuelan corporation with interests in engineering and construction as well as the telecommunications industry. Galactica is a telecommunications systems integration and distribution company located in Venezuela, which specializes in the design, supply, installation and maintenance of digital telecommunications networks for voice, data and video through the use of digital links (microwave, UHF, satellite and fiber optics) as well as television reception and retransmission systems utilizing satellites in UHF-VHF bands. CANTV, the Venezuelan national telephone company, has advised a consortium of companies, of which Galactica is a member, that it has been selected as one of the few groups to act as a primary supplier of outside plant telecommunications and related equipment to CANTV. In April 1994, Corporation Inc. S.A. purchased the remaining 49% of Galactica, giving Inelectra majority control with a 74.5% interest.

         Cycomm International does not anticipate any future funding requirements in connection with its investment in Galactica and will continue to focus on developing its current relationships and investments to position the Company in South America.

MARKET FOR THE COMPANY'S PRODUCTS AND SERVICES

         GENERAL. Cellular telephone service is a form of telecommunications designed to provide high quality wireless telephone service to a large number of simultaneous users from hand held, vehicle mounted or fixed radio telephones. Cellular telephones are designed to meet the growing demands of an increasingly mobile society and allow people to have instantaneous communications for business, pleasure or safety. In the United States, Europe and other developing areas the construction and use of cellular systems during the past five years has accelerated and is expected to continue for the next ten years until the next generation of technologies are commercialized.

         WIRELESS SECURITY. Beginning in the early 1990s, public awareness of the ease of unauthorized cellular telephone monitoring increased. A radio scanner available from consumer electronic stores can be easily modified to receive all cellular bands, thus allowing users' telephone calls to be intercepted. Cellular conversations generally take place within a single cell site, so cell site switching offers little, if any, additional protection.

         Cycomm's full line of products provide an array of protection against unwanted eavesdropping on calls and is a critical protection to business, governmental and professional groups which need to protect industrial secrets and clients' confidential information. Cycomm's sophisticated voice privacy technology scrambles or encrypts the cellular and landline calls so that all an eavesdropper hears is garbled speech.

         VOICE SECURITY SYSTEMS. Cycomm began to develop its cellular security products in response to security concerns. Cycomm believes that the commercial success of its cellular security products depends upon both the level of security and voice quality such products provide. Commercial security products must balance the degree of security provided by encoding of speech with the decoded voice quality of such speech. Cycomm believes that the best product is a security product that would make it difficult and prohibitively expensive to intercept a conversation while maintaining voice quality at such a level that the user finds it difficult to discern any degradation compared to normal cellular usage. Cycomm's voice security products are designed to balance the need for security with the desire for a high level of voice quality.

         COMPUTER SECURITY.   Computers, monitors, keyboards, printers and
related peripherals produce emissions that can be intercepted with relatively inexpensive equipment through the building structure from various distances. In this regard, it is possible to obtain the content being inputted or transmitted on such computers or related peripherals.

         The Company manufacturers a full line of TEMPEST and EMI
(Electro-Magnetic Interface) computers, both stationary and portable and related products that protect against the interception of emissions.

         RUGGEDIZED COMPUTERS.   Off the shelf computers are designed to
operate in stable, controlled environments, such as offices or homes. As end user applications demand mobile computing, traditional computers will not operate or are susceptible to damage under harsh conditions. The growing market for value added ruggedized computers has paralleled the growth in mobile computing requirements, applications and end users.

         The Company manufacturers a full line of ruggedized computers and peripherals for operation under harsh environments. This ruggedized technology is an extension of the TEMPEST and EMI manufacturing process from which the Company produces a product line that is both rugged and TEMPEST compliant.

THE COMPANY'S BUSINESS STRATEGY

         CYCOMM Cycomm has focused on three segments of the communications and security market: 1) voice and data network providers; 2) hardware manufacturers; and 3) value-added computer and telecommunications systems providers. It also has pursued a strategy of alliances with other segments of the computing and telecommunications industry to commercialize applications of its technologies to meet other emerging security requirements. Included in this strategy is the Fall 1996 roll out of its "Slice" CSD technology developed with Bell Laboratories and resold by Lucent Technologies, Inc.

         The Company's marketing strategy envisions the installation by the various cellular carriers of the Company's Privacy Rack Mobile Telephone Switching Office (MTSO), which allows any cellular telephone call to be sent in scrambled form over the air without the need for special decoders at the receiving telephone end. Currently, the Company has installed more than 30 cellular security systems in various cities in North America, Mexico and Africa. Sales of Cycomm cellular security products, primarily MTSOs, have been made to major cellular service carriers throughout North America, including Bell Cellular of Canada, McCaw Cellular Communications, Inc. (now AT&T Wireless) through its various Cellular One subsidiaries, Bellsouth Cellular Corp., Rochester Mobile, Air Touch, Southern New England Bell, Alltel Cellular and Nynex Cellular.

         In addition, the Company believes that the establishment of an 800 number privacy service through PrivaCall will supplement the cellular carriers' service offering. An 800 number privacy service will allow a subscriber, having a Cycomm privacy device on the cellular telephone, to call an 800 number while roaming outside the owner's home area. The radio link between the cellular phone and PrivaCall's facility is secured while the signal to the called phone is in the clear.

         Currently, the majority of cellular service carriers in the United States utilize analog transmission and industry projections are that analog backbone systems will continue to dominate the market for the next five years. As digital cellular systems continue to grow, the industry is expected to operate in a dual-mode phase with products that will incorporate both analog and digital capability. During this phase the analog portions of user's calls will continue to be protected by the use of security technologies and products installed in, or attached to, such dual-mode phones. The Company has developed the Slice CSD technology as a platform to provide security for voice, fax and data transmissions that utilize digital cellular service.

XL COMPUTING AND XL CANADA.   XL Computing's primary customers are the United
States and foreign governments; XL Canada targets police and fire, other local and state public safety agencies, and the commercial, industrial and utility markets. These companies have fourteen full time sales persons. While some direct sales are made, the majority of revenues are generated by systems integrators, other third party resellers, vendors and Original Equipment Manufacturers ("OEM"). A substantial portion of revenues is derived from foreign customers, which is expected to continue and grow.

CYCOMM'S PRODUCT LINE AND SERVICES

         Cycomm has developed the Series 300 Privacy system as an integrated set of products that, working together, provide a complete privacy solution for individuals, corporations and cellular carriers. Individual needs are addressed through privacy units for cellular phones that secure communication from cellular phone to cellular phone, or cellular phone to landline phone, with no involvement or support from the cellular carrier. In this case, each user must have a privacy unit on their phone. Corporations use the Privacy Rack to secure calls into a building switch board or PBX, negating the requirement to have a privacy unit on each phone in the building. In this case, calls are secure from the cell phone to the PBX. Finally, the Mobile Telephone Switching Office ("MTSO") Privacy Rack is available for cellular carriers to incorporate into their switching equipment and offer a privacy service to their subscribers. With the carrier service, each individual cellular subscriber need only purchase one device for their cell phone. They are able to call anyone through the carrier's service, with no need for the called party to have a privacy unit on their phone, and still have a secure cellular line.

         HANDHELD PRIVACY UNIT OR HPU-300 ("SLICE HPU"). The Slice HPU provides voice privacy for the Motorola MicroTACTM series of hand-held cellular telephones using signal scrambling technology. The Slice attaches easily between the MicroTAC telephone and the battery. Privacy is activated and deactivated from the phone keypad, providing flexible operation and protection of sensitive information.

         CELLULAR PRIVACY UNIT OR CPU-300 ("CPU"). The CPU is a small box that connects between the handset and the phone transceiver of many mobile and transportable cellular phones, such as car phones and bag phones. Privacy is activated and deactivated through the handset keypad.

         CELLULAR SECURITY DEVICE ("SLICE CSD"). The Slice CSD incorporates voice encryption security in a Cycomm Slice package for the Motorola MicroTAC line of cellular phones. The Slice CSD uses Lucent SurityTM encryption technology, acquired from Lucent in 1995, and is compatible with Lucent's Telephone Security Device 3600 family of products ("TSD"). Over 10,000 TSDs are installed in various agencies of the US Government. The Slice CSD has been under development since late 1995 with contract support from Bell Laboratories, and began initial shipments in August, 1996.

         TELEPHONE PRIVACY UNIT OR TPU-300 ("TPU"). This is a landline telephone version of the CPU. It attaches to a landline telephone simply by plugging the telephone into the TPU and then plugging the TPU into the telephone wall outlet. It allows private communications to take place between cellular and landline telephones or between landline telephones without the necessity for the cellular service provider having installed an MTSO Privacy Rack.

         MTSO PRIVACY RACK. This is a standard 19-inch telephone rack with power supplies and digital network interface modules which would be purchased by the cellular service carrier. It is a universal platform that connects to the 24-channel digital telephone network in North America (in its 24-channel form) or to the 30-channel format used in Europe and other parts of the world (in its 30-channel form). The MTSO rack holds up to 24 voice privacy cards. Multiple racks may be used for larger customer bases. The digital interconnect is accomplished via the T-1, 24 Channel Digital Interface Module. Cycomm has also developed a modified version of the MTSO Privacy Rack for use by Regional Bell Operating Companies to satisfy their requirements for providing cellular security service connections.

         PRIVACALL NETWORK. PrivaCall provides secured roaming, or 800-number communications by exclusively utilizing Cycomm's privacy products. PrivaCall utilizes a customized version of Cycomm's MTSO Privacy Rack equipment to allow telephone users with Cycomm's privacy products to place secure cellular telephone calls anywhere in North America by dialing a special 800 number. Any user of the service can place a secure cellular or landline telephone call to another party without that called party having a decoding device at the receiving end. As with the MTSO equipment developed by Cycomm for cellular service carriers, the cellular transmission is protected from unauthorized monitoring and the call is transferred in a decoded format over the telephone line portion of the communications link from the MTSO to the called party.

         Cycomm views the PrivaCall operation as a key marketing service since it can be utilized anywhere, is cost effective to the customer and requires no interaction with a particular cellular service carrier. Cycomm also believes this concept provides an enhancement to the services provided by cellular service carriers who have purchased Cycomm's MTSO privacy products for local city areas as these carriers, acting as re-sellers for such 800 privacy services, can now offer roaming capabilities outside their own protected MTSO territories.

XL COMPUTING AND XL CANADA PRODUCT LINES AND SERVICES

         These subsidiaries manufacture and sell a complete line of computers and peripherals from a ruggedized laptop computer to an "office in a suitcase" for the Mobile Field Office market that incorporates Cycomm encryption technology. Transmission options include both wired and a variety of wireless modes including satellite links. Security options range from encryption to a "TEMPEST" configuration.

         TEMPEST PENTIUM COMPUTER. The TEMPEST Pentium Computer (486KT) incorporates an Intel Pentium(TM) microprocessor into the industry standard ISA/PL1 bus packaged TEMPEST 205P cabinet. This unit has been tested to meet NST1SSAM TEMPEST - 1/92 and AMSG emission specifications.

         TEMPEST LAPTOP COMPUTER. The TEMPEST laptop computer incorporates an Intel 486DX41100 driven laptop computer into an aluminum alloy case. The 486LT is significantly more rugged than commercial units and will meet the strictest TEMPEST requirements.

         TEMPEST/INKJET PRINTER. The 3414T is the TEMPEST version of the popular Hewlett Packard 320 Inkjet Printer. Monochrome and color versions are available. The 3414T supports 300dpi (color) at up to 3 pages per minute.

         TEMPEST MONITORS.   XL Computing offers a full line of ruggedized
TEMPEST and EMI compliant monitors. The EMI and TEMPEST designs use a combination of containment and suppression techniques that retain the OEM cabinetry. A high quality OCLI glass screen with anti-reflective coating is incorporated into the display providing maximum resolution and brightness.

         RUGGED LASER PRINTER.   The 3418T deskjet printer meets and exceeds
standards for printing in the military environment. The 3418T based on the popular Deskjet 340 from Hewlett Packard, is shock isolated to accommodate the shock and vibration of the severe military platform. It is also shielded to meet EMI/RFI (and TEMPEST) requirements of these demanding applications. The rugged design allows for easy access to all OEM functionality, while providing a high degree of protection required in the harsh environment to which it will be exposed. This printer has been engineered to survive the shock and vibration environmental extremes found in ground-mobile and shipboard applications. The rugged printer offers performance identical to the commercial version of the printer. Modular construction and ease of access to all LRUs (line replacable units) supports an MTTR (mean time to repair) of less than 30 minutes.

         MOBILE FIELD OFFICE SYSTEMS.   The rugged mobile imaging and
communications system ("MICS") is a portable office that fits into a lightweight, rugged, suitcase-type carrier suitable for commercial travel.
This self-contained system is easily taken into harsh field environments and provides personnel with the capability to accomplish their data collection and transmission tasks using landline, cellular and satellite communications with state-of-the-art technology in the military environment. Standard peripherals include a ruggedized computer (486 or Pentium driven) a removable hard disk drive, modem, fax card, cellular phone, printer, scanner, and a battery backup. A digital camera is an optional feature allowing the operator to take pictures or collect data and immediately transfer it to other users or a central location.

         PCMOBILE 486. The PCMobile 486 is a "ruggedized" mobile computer specifically developed for optimal mobility, flexibility and performance under severe operating conditions. It is ideal for field service and public safety. The PCMobile is certified to be used almost anywhere, performing reliably in spite of extreme conditions. The rugged magnesium housing makes the PCMobile spill and shock-proof and preserves the unit's structural integrity even at high temperatures. The light blue casing reflects rather than absorbs light, helping to maintain the electronic circuitry at lower operating temperatures. Rubber gaskets are fitted around door openings and between case mating parts. All external connectors have been rain-tested. The PCMobile also stands up to vibration and meets the standards for protection from electrostatic discharge.

RELIANCE UPON CERTAIN CUSTOMERS/SUPPLIERS

Although the Company relies on a limited number of companies to manufacture its products, it believes that the specific parts employed in the manufacturing process are available from a variety of suppliers. Further, management believes that additional manufacturing sources could be found if necessary.

The Company is not dependent upon any single customer that purchases its products. However, sales to three major customers comprise 25%, 20% and 9% respectively, of sales for the year ended May 31, 1996. These sales represent customers of XL Computing during the ten week period ended May 31, 1996 and are not necessarily indicative of the reliance upon customers for a full year period. Sales to one major customer amounted to 20% of sales for the year ended May 31, 1995.

RESEARCH AND DEVELOPMENT

During fiscal 1996 and 1995, the Company spent $749,041 and $502,505 respectively, on research and product development, primarily for development of products complementary to the existing line of cellular voice privacy products. The Company anticipates additional research and development expenditures on future development of products.

ENVIRONMENTAL ISSUES

Compliance cost with environmental laws is not expected to materially adversely affect the business of the Company.

EMPLOYEES

The Company currently employs approximately 143 people, of which approximately 125 are employed in the United States and 18 in Canada. Approximately 16 employees work in customer sales and service, 22 work in administration, 30 work in research and development and 65 employees work in manufacturing.

PATENTS

Cycomm has or has applied for patent protection for certain of its principal proprietary technologies. There can be no assurance that the patent applications will be successful, that any patents issued are or will be valid, or that others will not develop functionally equivalent or superior technology that does not infringe Cycomm's patents. There can also be no assurance that Cycomm's existing patents will go unchallenged.

Cycomm is the assignee of U.S. Patent No. 4,864,566 issued on September 5, 1989, entitled "Precise Multiplexed Transmission and Reception of Analog and Digital Data Through a Narrow-Band Channel." This patent covers the basic synchronization that makes it possible to achieve a certain level of voice quality and security. Cycomm voice privacy products are partially protected by this patent because an adaptation of the synchronization technique is used. Furthermore, protection is enhanced by utilizing large amounts of microcode embedded in microprocessor chips that are dependent upon semi-custom gate array circuits. Both microcode and circuits are proprietary.

On May 14, 1996, Cycomm received, as assignee, U.S. Patent No. 5,517,683 entitled "Conforment Compact Portable Cellular Phone Case System and Connector". The patent covers Cycomm's Slice packaging and functionality, as it applies to a number of potential applications for the Motorola MicroTAC line of cellular phones. Cycomm's current Slice products, the Series 300 Slice HPU and Series 500 Slice CSD, now have full patent protection. Management plans to pursue new products and licensing opportunities to exploit the Slice technology, and to protect against any infringement of the Slice patent.

Cycomm uses a voice scrambling, privacy technique referred to as "Variable Split Band Inversion." The technique is not patented by Cycomm since it is a known technique and Cycomm purchases the integrated circuit presently utilized from a third-party vendor. However, any usage of a scrambling method over a communications network is difficult to implement while retaining good speech quality when the speech is decoded at the remote end of the conversation. Cycomm's proprietary technology is used in conjunction with this scrambler integrated circuit to accomplish the task of bringing decoded voice quality up to a level acceptable to the general business user. Management believes that the lack of patent protection does not present a material risk to Cycomm because it is better protected with proprietary means since Cycomm believes that other competitors may try to avoid the patent procedure through the use of different circuits or software.

         Cycomm is the assignee of U.S. Patent No. 4,972,479 issued on November 20, 1990 entitled "Method and Apparatus for Providing Privacy/Security in a Communication System" (the "Patent"). The Patent covers apparatus and methods for providing privacy on communications systems which include radio links in a manner which does not require both a scrambler and descrambler at each called party location. This allows the cellular user to route calls in encrypted form through a central location and then on to the called party in decoded form without the necessity of routing the call through a cellular service carrier's MTSO. In addition, Cycomm owns certain trademarks in the marketing of Cycomm's cellular and telephone voice privacy products.

REGULATORY APPROVALS

Cycomm's products are subject to approval by the Federal Communications Commission ("FCC") in the United States. The FCC require that products not exceed certain levels of radio wave emanation so that they will not interfere with other electronic equipment. Furthermore, telephone products must meet certain standards for interfacing into the telephone line, such as impedance matching and isolation. All of the Cycomm products have received FCC approval for both radiation and telephone connection.

In general, the FCC and approval processes is objective. Product designs are required to meet these objective criteria and specifications. In the event that a Cycomm privacy product failed a test, the introduction of the product would be delayed.

To date, Cycomm has been able to comply with all governmental requirements without incurring significant costs. However, Cycomm cannot determine the extent to which future earnings may be affected by new legislation or regulations affecting its industry.

COMPETITION

The markets for privacy and encryption products and secure and rugged computing are niche value added markets. As the markets grow and/or the Company is successful, it is anticipated that competitors will enter these markets. Such competitors, who may be larger and better capitalized than the Company, will face significant cost and time commitments necessary to compete directly with the Company. In this regard, the Company believes that its focus on niche markets which it has developed various strategic relationships, its proprietary technology and the uncertainty of the developing markets provide barriers to entry against competitors.

ITEM 2.  DESCRIPTION OF PROPERTY

As of May 31, 1996 the Company owned or leased the following facilities:

                                                                          Approximate
                                                                          -----------
       Location           Type of Facility          Condition             Square Ft.
       --------           ----------------          ---------             ----------
 McLean, VA             Executive Office            Excellent                1,500
 Portland, OR           R&D and                       Good                   6,500
                        Distribution
 Boston, MA             Sales                         Good                    500
 Sebastian, FL          Corporate, R&D,             Excellent               44,000
                        Manufacturing
                        and Distribution
 Montreal, QB           Corporate and               Excellent                5,000
                        Distribution

See also Note 8 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings against it other than routine litigation that is incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Shares are traded on The American Stock Exchange ("AMEX") and The Alberta Stock Exchange ("ASE") under the symbol "CYI". The following tables set forth the reported high and low sales prices as reported by AMEX for the periods indicated:

                                                      American Stock Exchange

                                                       High                                  Low
                                                       ----                                  ---
 YEAR ENDED MAY 31, 1995
   First quarter *                                    $11.25                                $2.80
   Second quarter *                                    11.25                                 7.20
   Third quarter *                                     11.90                                 6.25
   Fourth quarter *                                    11.90                                 5.65


 YEAR ENDED MAY 31, 1996
   First quarter *                                    $11.25                               $4.375
   Second quarter*                                      6.75                                 3.75
   Third quarter                                       5.625                                3.188
   Fourth quarter                                       7.25                                 2.88

         * reflects 1 for 5 Reverse Split of the outstanding shares of Common Stock, effective October 19, 1995.


The approximate number of record holders of the Common Stock as of August 8, 1996 was 989.

The Company has no present intention of paying dividends on the Common Stock in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant. However, the Company is required to pay an 8% cumulative dividend on all outstanding Series A Preferred Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 1996 COMPARED TO MAY 31, 1995

Sales increased to $4,985,036 from $1,283,081 during the same period for the prior year. The increase is attributable to the aggressive commercialization of Cycomm's privacy product line and revenue generated by XL Computing which was acquired as of March 15, 1996. XL Computing's revenue during the period was $3,396,294. For the year ended May 31, 1996, the Company experienced a loss of $7,784,605, an increase of $3,154,159 from the loss of $4,630,446 experienced for the year ended May 31, 1995.

For the year ended May 31, 1996, cost of sales were $3,634,254, an increase from $855,414 for fiscal year 1995. Administrative and operating expenses increased to $8,943,261, an increase of

$3,870,347 from the fiscal 1995 total of $5,072,914. The increase in cost of sales is due to the inclusion in cost of sales of $2,774,646 attributable to XL Computing. The increase in administrative and operating expenses is due in part to the inclusion of XL Computing expenses of $808,442. Depreciation and amortization increased by $853,311 largely due to the accelerated write-off of $501,523 of goodwill in the Communications Security Product segment related to the Datotek acquisition. Inventory write-down increased by $677,560 versus fiscal 1995 due to obsolescence of certain secure communications inventory. Consulting fees increased by $454,631 due to costs associated with hiring a public relations firm and retaining a sales and marketing consulting group for the Communications Security Products segment. Salaries, benefits and management fees increased by about $1,000,000. Most of the increase is due to XL Computing costs for the period. The remaining increase is attributable to administrative services.

Research and product development costs increased by $246,536 due to development and preproduction costs associated with Slice CSD technology and upgrading existing product lines. Interest expense increased by $193,423 due to increased debt financing of notes payable and convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At May 31, 1996, the Company had cash balances of $2,477,267 which were invested in short-term money market funds.

In fiscal year 1996, cash used in operations amounted to $4,339,567. Investing activities used $2,274,625 in fiscal 1996, the major activity being the acquisition of XL Computing as of March 15, 1996. Cash provided by financing activities was $7,299,739. The issuance of convertible debentures resulted in net proceeds of $7,582,500

The Company's net working capital increased to $3,584,335 at May 31, 1996, from $1,927,658, as funds were raised to make acquisitions and fund working capital needs.

Until the operations of secure communications products achieves certain levels, this business segment will require additional financing through funding from other subsidiaries activities, borrowings or issuance of equity and debt securities. The Company expects its computer equipment segment to be able to fund operations from working capital and secured lines of credit. The Company believes that it has the capital resources to raise funds through additional debt and equity financings, to develop and market its products and make acquisitions. In this regard, the Company believes that it will be able to meet its obligations during the remainder of the present fiscal year. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company. In that event, there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS


                           CYCOMM INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MAY 31, 1996 AND 1995


 Report of Independent Auditors                                   F-2
 Consolidated Statements of Operations                            F-3
 Consolidated Balance Sheets                                      F-4
 Consolidated Statements of Cash Flows                            F-5
 Consolidated Statements of Stockholders' Equity                  F-6
 Notes to Consolidated Financial Statements                       F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than September 30, 1996, and is hereby incorporated by reference herein.

SECTION 16 REPORTS

The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than September 30, 1996 and is hereby incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than September 30, 1996 and is hereby incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than September 30, 1996 and is hereby incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than September 30, 1996 and is hereby incorporated by reference herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.

                                                                                         Page Number
                                                                                         -----------
         1.1     Certificate of Incorporation                                                 (1)

         1.2     Certificate of Incorporation on Change of Name                               (1)

         1.3     Certificate of Continuance                                                   (1)

Material Contracts:

         10.1    Agreement by and between Cycomm Corporation and                              (2)
                 Cycomm International Inc. and Datotek, Inc. and
                 AT&T Corp.

         10.2    Management Services Agreement - Peter Hickey                                 (1)

         10.3    Management Services Agreement - Rick E. Mandrell                             (1)

         10.4    Management Services Agreement - Gordon Collett                               (1)

         10.5    Stock Purchase Agreement by and among the Company                            (3)
                 and XL Vision Inc. and XL Computing Corporation
                 dated March 21, 1996

         10.6    Asset Purchase Agreement among and between                                   (4)
                 9036-8028 Quebec, Inc., Cycomm International Inc.
                 and M3i Technologies, Inc. and M3i Systems Inc.
                 date June 21, 1996

         10.7    Management Services Agreement - Albert I. Hawk                               ___

         21.1    Subsidiaries of the Registrant                                               ___

(1) Previously filed as an Exhibit to Form 20-F Registration Statement (as amended), Form 20-F Annual Reports and Form 6-K Reports of Foreign Issuer and incorporated by reference herein.

(2) Previously filed as an Exhibit to Form F-1 Registration Statement filed on May 9, 1995 and incorporated by reference herein.

(3) Previously filed as an Exhibit to Form 8-K dated March 21, 1996 and incorporated by reference herein.

(4) Previously filed as an Exhibit to Form 8-K dated June 21, 1996 and incorporated by reference herein.


(b)      Reports on Form 8-K:

         1. Current Report on Form 8-K was filed on April 5, 1996 reporting the acquisition of XL Computing under Item 2. - Acquisition or Disposition of Assets.

         2. Current Report on Form 8-K was filed on July 8, 1996 reporting the acquisition of substantially all the assets of M3i Technologies, Inc. under Item 2. - Acquisition or Disposition of Assets.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYCOMM INTERNATIONAL INC.


Date:    September 12, 1996             By:   /s/   Albert I. Hawk
                                           -------------------------------
                                           Albert I. Hawk
                                           President and
                                           Chief Executive Officer




         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.


By:      /s/     Albert I. Hawk                    September 12, 1996
     --------------------------------------
         Albert I. Hawk, President and
         Chief Executive Officer


By:      /s/     Hubert Marleau                    September 12, 1996
     --------------------------------------
         Hubert Marleau, Director


By:      /s/     Rick E. Mandrell                  September 12, 1996
     --------------------------------------
         Rick E. Mandrell, Director

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 31, 1996 AND 1995

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES



         We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiaries as of May 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries as of May 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada,
September 5, 1996.                                        /s/ ERNST & YOUNG
                                                          Chartered Accountants

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED MAY 31,

                                                                                      1996                         1995
                                                                                ---------------           -------------------
                                                                                                          (RESTATED - NOTE 2)
 Sales                                                                            $  4,985,036                 $ 1,283,081
 Cost of sales                                                                       3,634,254                     855,414
                                                                                  -------------               -------------
 Gross profit                                                                        1,350,782                     427,667
                                                                                  -------------               -------------

 Expenses
    Selling, general and administrative                                              5,730,671                   3,671,854
    Research and product development                                                   749,041                     502,505
    Depreciation and amortization (Note 3)                                           1,228,295                     374,984
    Foreign exchange loss(gain)                                                         14,797                     (19,326)
    Write-down of inventories to net realizable value                                1,220,457                     542,897
                                                                                  -------------               -------------
                                                                                     8,943,261                   5,072,914
                                                                                  -------------               -------------
 LOSS FROM OPERATIONS                                                               (7,592,479)                 (4,645,247)
                                                                                  -------------                ------------

 OTHER INCOME (EXPENSE)

    Interest income                                                                     64,345                     111,590
    Interest expense                                                                  (235,190)                    (41,767)
    Equity in losses of long-term investments                                            ---                       (69,580)
    Gain (loss) on sale of fixed assets                                                (27,300)                      3,871
    Other income                                                                         6,019                      10,687
                                                                                   ------------                ------------
                                                                                      (192,126)                     14,801
                                                                                   ------------                ------------
 NET LOSS                                                                          $(7,784,605)                $(4,630,446)
                                                                                   ============                ============


 LOSS PER SHARE

    Net loss per share                                                                  $(1.95)                    $ (1.43)
                                                                                        =======                    ========

    Weighted average number of common shares outstanding                             4,002,289                   3,233,467
                                                                                   ============                ============





                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    MAY 31,

                                                                                            1996                   1995
                                                                                       -------------       -------------------
                                                                                                           (RESTATED - NOTE 2)
 ASSETS

 Current
          Cash and cash equivalents                                                    $   2,477,267          $   1,791,720
          Accounts receivable, less allowance for doubtful accounts
               of $20,864 and $8,048, respectively (Notes 7 and 17)                        1,782,982                 55,798
          Inventories (Notes 4 and 17)                                                     2,691,000              1,374,005
          Prepaid expenses                                                                   186,451                 46,001
                                                                                       -------------          -------------
                  Total current assets                                                     7,137,700              3,267,524
                                                                                       -------------          -------------


 Notes receivable                                                                             69,182                170,672



 Fixed assets, net (Note 5)                                                                1,593,672                335,210


 Goodwill, net of accumulated amortization of $1,223,278 and $265,884,
          respectively (Note 3)                                                            1,849,114                991,924


 Other assets
          Long-term investments (Note 6)                                                   1,175,859              1,055,796
          Deferred technology costs, net of accumulated amortization of
             $820,093 and $635,760, respectively                                             157,754                342,087
          Deferred financing costs, net of accumulated amortization of $14,816               316,084                 ---
          Patents, net of accumulated amortization of $2,500                                  22,500                 ---
          Prepaid royalties                                                                    ---                   30,466
                                                                                        ------------          -------------


                                                                                           1,672,197              1,428,349
                                                                                        ------------          -------------
                                                                                        $ 12,321,865          $   6,193,679
                                                                                        ============          =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current
          Accounts payable - trade                                                      $  1,700,330          $     414,584
          Accounts payable - other                                                            45,763                118,606
          Accrued liabilities                                                                658,841                158,597
          Due to affiliate (Note 13)                                                          60,129               ---
          Dividends payable on preferred stock                                                46,000               ---
          Current portion of capital lease obligations (Note 8)                                9,360                  8,424
          Current portion of notes payable and convertible debentures (Note 7)             1,032,942                639,655
                                                                                        ------------          -------------
                  Total current liabilities                                                3,553,365              1,339,866
                                                                                        ------------          -------------


 Capital lease obligations (Note 8)                                                            8,207                 14,917

 Notes payable and convertible debentures (Note 7)                                         3,309,001                 35,109

 Commitments and contingencies (Notes 1, 8 and 17)

 Stockholders' equity

          Series A Preferred stock, 15,000 shares issued and outstanding at
            May 31, 1996 (Note 9)                                                          1,500,000                 ---
          Common stock, no par value, unlimited authorized shares,
            5,943,771 and 3,594,316 shares issued and outstanding
            at May 31, 1996 and 1995, respectively (Notes 9, 10 and 17)                   33,584,302             26,606,192

          Deficit                                                                        (29,633,010)           (21,802,405)
                                                                                       --------------         --------------
                  Total stockholders' equity                                               5,451,292              4,803,787
                                                                                       --------------         --------------
                                                                                       $  12,321,865           $  6,193,679
                                                                                       ==============         ==============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED MAY 31,

                                                                                         1996                      1995
                                                                                    ---------------         -----------------
                                                                                                          (RESTATED - NOTE 2)
 OPERATING ACTIVITIES

    Net loss                                                                            $(7,784,605)         $(4,630,446)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                                     1,228,295              374,984
        Loss (gain) on sale of fixed assets                                                  27,300               (3,871)
        Write-down of inventories to net realizable value                                 1,220,457              542,897
        Non-cash expenses                                                                   175,000               ---
        Research and product development                                                    184,333              186,666
        Equity in losses of long-term investments                                             ---                 69,580
                                                                                        ------------        -------------

                                                                                         (4,949,220)          (3,460,190)

    Change in non-cash working capital balances related to
        operating activities (Note 11)                                                      609,653             (339,729)
                                                                                        ------------         ------------

    Cash (used in) operating activities                                                  (4,339,567)          (3,799,919)
                                                                                        ------------          -----------


 INVESTING ACTIVITIES
    Long-term investments                                                                     ---                (32,311)
    Prepayment of royalties                                                                  30,466                 (404)
    Acquisition of fixed assets                                                            (135,907)             (26,464)
    Proceeds on disposal of fixed assets                                                     24,389               19,803
    Payment for acquisitions, net of cash acquired:
        - XL Computing Corporation (Note 3)                                              (2,150,000)               ---
        - Advanced Cellular Privacy System (Note 3)                                           ---               (250,000)
    Increase in notes receivable                                                            (20,000)             (56,364)
    Decrease in notes receivable                                                              1,427                ---
    Acquisition of patents                                                                  (25,000)               ---
                                                                                        ------------         ------------
    Cash (used in) investing activities                                                  (2,274,625)            (345,740)
                                                                                        ------------         ------------



 FINANCING ACTIVITIES
    Issuance of common stock                                                                  ---              2,692,512
    Borrowings under notes payable                                                           38,349                8,000
    Repayment of notes payable and convertible debentures                                  (315,336)             (81,549)
    Borrowings under convertible debentures                                               8,425,000              130,000
    Deferred financing costs on convertible debentures                                     (842,500)               ---
    Obligations under capital leases                                                          ---                 11,731
    Repayment of obligations under capital leases                                            (5,774)             (25,119)
                                                                                        ------------        -------------
    Cash provided by financing activities                                                 7,299,739            2,735,575
                                                                                        ------------         ------------

    Increase (decrease) in cash and cash equivalents during the year                        685,547           (1,410,084)
    Cash and cash equivalents, beginning of year                                          1,791,720            3,201,804
                                                                                        ------------         ------------
    Cash and cash equivalents, end of year                                              $ 2,477,267          $ 1,791,720
                                                                                        ============         ============





                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED MAY 31,


                                         PREFERRED      PREFERRED       COMMON         COMMON        SPECIAL       ACCUMULATED
                                           SHARES         STOCK         SHARES          STOCK        WARRANTS        DEFICIT
                                           ------         -----         ------          -----        --------        -------
 BALANCE, MAY 31, 1994                      ---           ---            3,012,447    $20,940,396    $2,020,639    ($17,171,959)

 Net loss                                                                                                            (4,630,446)
 Issuance of common stock:
    Exercise of stock options                                               21,900         87,567
    Exercise of special warrants                                           160,000      2,020,639    (2,020,639)
    Acquisition of ACPS                                                    100,000        937,500
    Private placement                                                      298,775      2,604,945
    Exchange for interest in
          subsidiary                                                         1,194         15,145

                                          ----------   ------------   ------------   ------------  ------------  ---------------
 BALANCE, MAY 31, 1995                       ---            ---          3,594,316     26,606,192      ---          (21,802,405)



 Net loss                                                                                                            (7,784,605)
 Issuance of preferred stock
    on acquisition of XLCC                  30,000     $3,000,000
 Issuance of common stock:
   Issued in payment for
          services
   Issued in settlement of
          liabilities                                                       76,978        363,455
   Conversion of debentures                                              1,809,477      4,814,655
   Conversion of preferred
          stock                            (15,000)    (1,500,000)         400,000      1,500,000
    Dividends on preferred
          stock                                                                                                         (46,000)
                                         -----------   ------------    -----------    -----------   -----------     ------------
 BALANCE, MAY 31, 1996                      15,000     $1,500,000       5,943,771     $33,584,302   $     ---      ($29,633,010)
                                         ===========   ============   ============   ============  ============    =============





                            (See accompanying notes)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 1996



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. (the "Company"), prior to its acquisition of XL Computing Corporation ("XLCC") effective March 15, 1996, was a provider of an array of communications security products and services for wireless and landline applications. The Company's product line was primarily focused on enabling secure voice communications over cellular phones. The Company's product line includes two methods to secure communications; scrambling and encryption. Research and product development efforts are now focused upon the more sophisticated encryption technologies.

Effective March 15, 1996, the Company acquired XLCC and subsequent to year-end acquired M3i Technologies Inc. These companies are engaged in the design, manufacture, sale and support of value added, secure, ruggedized computer equipment, communications systems and related services.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $7,784,605 for the year ended May 31, 1996 and as of that date had an accumulated deficit of $29,633,010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Until the operations of the communications security products segment achieve profitability, this business segment will be required to rely upon existing cash balances or raise additional capital to fund operations. In the event that sales are less than anticipated during fiscal 1997, the Company may be required to seek additional financing through borrowings or sales of equity securities.

The Company expects the computer equipment segment to be able to fund operations from working capital and secured lines of credit.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On October 12, 1995, the Company received shareholder approval to redomicile, effective November 1, 1995, to the United States from Canada. The change was made as the Company's operations are conducted primarily in the United States. As a result, the Company has adopted the U.S. dollar as its functional and reporting currency. This change represents a change in circumstance and the consolidated financial statements have been translated into U.S. currency effective June 1, 1994.

The Company and its consolidated subsidiaries employ accounting policies that are in accordance with generally accepted accounting principles in the United States. The consolidated financial statements of the Company have historically been presented in accordance with generally accepted accounting principles in Canada. The 1995 consolidated financial statements included a reconciliation to generally accepted accounting principles of the United States in the notes to the consolidated financial statements. The 1995 consolidated financial statements have been restated in accordance with generally accepted accounting principles in the United States.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiary companies more than 50 percent owned after elimination of inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined by the replacement cost method for raw materials and the net realizable value method for work in process and sub-assemblies and finished goods. Inventories also include certain capitalized project costs and demonstration equipment which are stated at amortized cost.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, capital lease obligations, notes payable and convertible debentures approximate their fair values.

FIXED ASSETS AND DEPRECIATION

Fixed assets are carried at cost less amounts written off and accumulated depreciation and amortization. Depreciation is calculated on a straight line basis over the estimated useful lives of the fixed assets as follows:

         Equipment under capital lease             Term of the respective lease
         Furniture and fixtures                    5 to 7 years
         Research equipment                        3 to 10 years
         Computer equipment                        3 to 7 years
         Marketing equipment                       2 to 7 years
         Office equipment                          5 to 7 years
         Manufacturing equipment                   3 to 7 years

Amortization of leasehold improvements is calculated on a straight line basis over the term of the respective lease.

LONG-TERM INVESTMENTS

The investment in 25.5% owned Sistemas de Recepcion de Satellite Galactica C.A. ("Galactica") is recorded at cost as management is of the opinion the Company does not exercise significant influence over the operations of Galactica as the remaining 74.5% of Galactica is owned by a single shareholder actively involved in the day-to-day operations of Galactica and the audited financial statements of Galactica are not available on a timely basis. Additionally, the Company has only one representative on a five member Board of Directors of which the other four directors are related to the majority shareholder. If the Company determines there is evidence of an other than temporary decline in carrying value, the investment will be written down to its estimated market value.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development costs are expensed as incurred.

PATENTS

Costs relating to obtaining patents are deferred when management is reasonably certain the patent will be granted. Upon granting of the patent, such costs will be amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations.

TECHNOLOGY COSTS

Costs relating to obtaining technology are deferred when management is reasonably certain the costs will be recovered. Such costs are amortized to operations on a straight line basis over five years. If management determines that such costs exceed net recoverable value, the unamortized balance will be charged to operations.

DEFERRED FINANCING COSTS

Costs relating to obtaining debt financing are deferred and amortized on a straight line basis over the term of the debt. The unamortized portion of the deferred financing costs related to convertible debentures is recorded against stockholders' equity at the time of conversion.

LEASES

Fixed assets acquired under leases which transfer substantially all of the benefits of ownership to the lessee are recorded as the acquisition of assets and the assumption of a related obligation. Under this method, assets are depreciated over their expected useful lives, and obligations, including interest thereon, are extinguished over the life of the lease.

All other leases are accounted for as operating leases wherein rental payments are charged to operations as incurred.

REVENUE RECOGNITION

Product sales, less estimated returns and allowances, are recorded at the time of shipment.

PRODUCT WARRANTY

Warranties of twelve months from date of sale are provided for most products sold. A reserve is established to cover estimated warranty costs during this period.

FOREIGN CURRENCY TRANSLATION

Monetary assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Other balance sheet items and revenues and expenses are translated at the rate prevailing on the respective transaction dates. Translation gains and losses are included in operations.

GOODWILL

The excess of the purchase price over the fair market value of the net assets of subsidiaries acquired is being amortized on a straight line basis over periods varying from three to ten years. Goodwill is written down to fair value when declines in value are considered to be other than temporary based upon an assessment of undiscounted future cash flows of the respective subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of their carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company is currently determining the impact of the adoption of SFAS No. 123 on its disclosures in its financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

NOTE 3:  ACQUISITIONS

XL COMPUTING CORPORATION

Effective March 15, 1996, the Company acquired 100% of the stock of XL Computing Corporation ("XLCC") of Sebastian, Florida. The purchase price consisted of $2,000,000 in cash, a promissory note in the amount of $635,165, 30,000 shares of Series A Convertible Redeemable Preferred Stock valued at $3,000,000 and acquisition costs of $150,000, for an aggregate purchase price of $5,785,165. The Company also granted warrants to purchase 500,000 common shares of the Company at $3.75 to the seller. XLCC is engaged in the design, manufacture, sale and support of secure, ruggedized computer equipment and related services.

The acquisition of XLCC was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The excess of purchase price over the estimated fair value of net assets acquired amounted to $1,814,584, which has been accounted for as goodwill and is being amortized over ten years using a straight line basis. The accompanying consolidated statements of operations reflect the operating results of XLCC since the effective date of the acquisition.

Pro forma unaudited consolidated operating results of the Company and XLCC for the years ended May 31, 1996 and 1995, assuming the acquisition had occurred as of June 1, 1994, are summarized below:

                                     Years Ended May 31,
                                     -------------------

                                    1996             1995
                                    ----             ----
 Sales                           $11,770,363      $10,707,359
 Net Loss                       ($ 8,441,953)    ($ 4,543,229)
 Net Loss per Share                   ($2.11)          ($1.41)

The pro forma financial information is for illustrative purposes only, and does not purport to be indicative of the actual results which would have occurred had the XLCC acquisition been completed as of June 1, 1994, nor is it indicative of future operating results.

ADVANCED CELLULAR PRIVACY SYSTEM

On March 15, 1995, as amended on April 11, 1995, Cycomm Corporation, a wholly-owned subsidiary, entered into an agreement with Datotek, Inc.("Datotek"), a wholly-owned subsidiary of AT&T Corp. ("AT&T"), under which Cycomm Corporation acquired certain assets and products of Datotek's Advanced Cellular Privacy System ("ACPS") business. ACPS is an analog-based scrambler system which provides privacy for cellular communications. Cycomm Corporation also obtained a five-year exclusive license for the use of ACPS technology, and certain licenses, agreements, customers and sales contracts of ACPS. AT&T will support the integration of ACPS's existing systems into Cycomm Corporation's privacy products. AT&T also granted Cycomm Corporation a non-exclusive, royalty-free license for its current and future Telephone Security Device ("TSD") technology which is currently used in AT&T's wireless and wireline products. Cycomm Corporation will utilize the TSD technology in its existing and future cellular telephone privacy systems in order to make them compatible with AT&T's current and future TSD-encrypted voice systems.

Total consideration for the acquisition was $1,617,500 and consisted of $250,000 cash, a $430,000 promissory note payable and 100,000 common shares of the Company with an assigned value of $937,500. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The excess of purchase price over the estimated fair value of net assets acquired amounted to $820,674, which has been accounted for as goodwill and was being amortized over three years on a straight line basis. During the year ended May 31, 1996, the Company determined that the realization of the unamortized portion of goodwill of $501,523 was uncertain and accordingly, included an additional charge to amortization to reflect the acceleration of the goodwill amortization.

NOTE 4:  INVENTORIES


                                                    1996             1995
                                                 ----------       ----------
 Raw materials                                   $1,486,645       $  295,183
 Work in process and sub-assemblies                 941,989          296,455
 Finished goods                                     262,366          782,367
                                                 ----------       ----------
                                                 $2,691,000       $1,374,005
                                                 ==========       ==========

NOTE 5:  FIXED ASSETS

                                                                            ACCUMULATED
                                                                         DEPRECIATION AND          NET BOOK
                                                        COST               AMORTIZATION             VALUE
                                                  ----------------     -------------------   ------------------
 MAY 31, 1996

 Land                                                $   48,000              $  ---             $   48,000
 Equipment under capital leases                         111,424                95,634               15,790
 Furniture and fixtures                                 173,709                31,670              142,039
 Research equipment                                     761,276               190,186              571,090
 Computer equipment                                     514,023               199,635              314,388
 Marketing equipment                                     54,570                26,581               27,989
 Office equipment                                        42,072                 4,772               37,300
 Manufacturing equipment                                554,061               118,995              435,066
 Leasehold improvements                                   8,482                 6,472                2,010
                                                    -----------             ---------          -----------
                                                     $2,267,617              $673,945           $1,593,672
                                                    ===========             =========          ===========


                                                                             ACCUMULATED
                                                                          DEPRECIATION AND        NET BOOK
                                                         COST               AMORTIZATION            VALUE
                                                  -------------------   -------------------   ------------------
 MAY 31, 1995


 Land                                                  $   48,000              $    --              $ 48,000
 Equipment under capital leases                           108,529                86,175               22,354
 Furniture and fixtures                                    77,517                50,148               27,369
 Research equipment                                       252,014               165,410               86,604
 Computer equipment                                       255,223               187,146               68,077
 Marketing equipment                                      110,709                87,758               22,951
 Office equipment                                          24,502                22,472                2,030
 Manufacturing equipment                                  136,551                82,323               54,228
 Leasehold improvements                                    35,572                31,975                3,597
                                                      -----------             ---------             --------
                                                       $1,048,617              $713,407             $335,210
                                                      ===========             =========             ========

NOTE 6:  OTHER ASSETS

LONG-TERM INVESTMENTS


                                                                            1996            1995
                                                                       -------------   ------------
 Sistemas de Reception de Satellite Galactica C.A. ("Galactica")          $1,175,859     $1,055,796

On October 29, 1993, the Company acquired, for cash of $596,800 [60 million bolivars], a 25.5% interest in the common shares of Galactica, a telecommunication systems integration and distribution company. During the year ended May 31, 1994, the Company advanced an additional $521,150 as 10% promissory notes receivable, due on demand. During the years ended May 31, 1996 and 1995, the shareholders of Galactica agreed to convert notes receivable and accrued interest thereon, on a pro-rata basis, into additional equity of Galactica. At May 31, 1996 and 1995, the promissory note receivable amounted to $18,443, and $138,505, respectively.

NOTE 7:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                                          1996             1995
                                                                    --------------    ------------
 12% promissory note payable, due December 31, 1996                   $  330,000        $430,000

 10% convertible debenture, due June 15, 1995                              ---           130,000

 7% promissory note payable, due December 31, 1996                       635,165           ---

 10% convertible debentures, due December 4, 1997                        100,000           ---

 9.5% convertible debentures, due March 19, 1998                         984,001           ---

 10% convertible debentures, due May 21, 1998                          1,750,000           ---

 10% convertible debentures, due May 29, 1998                            475,000           ---

 8% note payable, due October 1, 1996                                     35,109         114,764

 Other notes payable                                                      32,668           ---
                                                                     -----------        --------
                                                                       4,341,943         674,764
 Less current portion                                                  1,032,942         639,655
                                                                     -----------        --------
                                                                      $3,309,001        $ 35,109
                                                                     ===========        ========

Scheduled maturities of notes payable and convertible debentures are as follows:


 YEAR ENDING MAY 31,


 1997                                   $1,032,942
 1998                                    3,309,001
                                       -----------
                                        $4,341,943
                                        ==========

The 12% promissory note payable was incurred in conjunction with the acquisition of the Datotek assets and was due on April 12, 1996. The Company restructured the note payable so that principal, and accrued interest thereon, is due in installments of $100,000 due on April 11, 1996, July 11, 1996 and October 11, 1996, with the remaining $130,000 principal due on December 31, 1996. This note is collateralized by all the assets acquired in the Datotek acquisition.

The 10% convertible debenture was collateralized by the Company's rights, title, interests and ownership in and to its 33.3% shareholdings in OSP de Venezuela and its 25.5% shareholding in Galactica, and any and all debt obligations due from Galactica to the Company. The Company retired the principal and accrued interest on the convertible debenture on June 15, 1995.

The 7% promissory note payable was incurred in conjunction with the acquisition of XLCC. This note is collateralized by certain accounts receivable of XLCC. Principal payments, with accrued interest thereon, are due in the amount of $75,000 each month from July 21, 1996 to October 21, 1996, with the remaining principal balance of $335,165 due on December 31, 1996.

The Company issued $1,400,000 of 10% convertible debentures due September 22, 1997 which are convertible at the option of the holders into common stock of the Company at the lesser of $6.25 per share or 75% of the average closing bid price of the Company's common stock prior to conversion. During the year ended May 31, 1996, principal and accrued interest in an amount of $1,428,377 were converted into 427,632 shares of common stock.

The Company issued $3,000,000 of 10% convertible debentures due December 4, 1997 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.50 per share or 75% of the average closing bid price of the Company's common stock prior to conversion. During the year ended May 31, 1996, principal and accrued interest in an amount of $2,994,490 were converted into 1,119,211 shares of common stock.

The Company issued $1,800,000 of 9.5% convertible debentures due March 19, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $3.125 per share or a range of 79% to 81% of the average closing bid price of the Company's common stock prior to conversion. During the year ended May 31, 1996, principal and accrued interest in an amount of $828,459 were converted into 262,634 shares of common stock.

The Company issued $1,750,000 of 10% convertible debentures due May 21, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.06 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after August 21, 1996.

The Company issued $475,000 of 10% convertible debentures due May 29, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $6.00 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after September 2, 1996.

On June 11, 1996, the Company issued $1,500,000 of 10% convertible debentures due June 11, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $5.34 per share or a range of 79% to 85% of the average closing bid price of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after October 9, 1996.

Subsequent to May 31, 1996, convertible debentures and accrued interest thereon in an amount of $2,735,620 were converted into 929,580 shares of common stock.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments including imputed interest from 9.79% to 13.33% through November 30, 1998. The Company occupies office space at various locations under operating leases. Future minimum lease payments under the Company's capital and non-cancellable operating leases are as follows:

                                                                   CAPITAL              OPERATING
 YEAR ENDING MAY 31,                                                LEASES                LEASES
 1997                                                                   $10,956           $  372,831
 1998                                                                     8,366              407,031
 1999                                                                       787              371,746
 2000                                                                     ---                320,250
 2001                                                                     ---                260,000
                                                                        -------           ----------
                                                                         20,109           $1,731,858
                                                                                          ==========

 Less:  amount representing interest on capital leases                    2,542
                                                                        -------

 Present value of future minimum capital lease payments                 $17,567
                                                                        =======

Long-term interest on capital leases amounted to $6,315 and $2,792 for the fiscal years ended May 31,1996 and 1995, respectively. Total rental expense under the various operating leases amounted to $224,376 and $181,182 for the fiscal years ended May 31, 1996 and 1995, respectively.

NOTE 9:  CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preference shares without par value, issuable in series.

COMMON STOCK

The issued common stock of the Company consisted of 5,943,771 and 3,594,316 shares as of May 31, 1996 and 1995, respectively. In October 1995, the Company effected a 1 for 5 reverse stock split. All per share information has been adjusted to reflect the stock split. Loss per common share is calculated based on the weighted average number of common shares outstanding during each year. The computation of fully diluted net loss per share was antidilutive in each of the periods presented.

During the year ended May 31, 1996, convertible debentures and accrued interest thereon were converted into 1,809,477 shares of common stock. Subsequent to the year ended May 31, 1996, convertible debentures and accrued interest thereon were converted into 929,580 shares of common stock. Additionally, on May 15, 1995 a portion of the Company's Series A Preferred Stock was converted into 400,000 shares of common stock. If these conversions had occurred on June 1, 1995, the reported net loss per common share for the year ended May 31, 1996 would have decreased $0.81 to $1.14 per share.

PREFERRED STOCK

The Company has outstanding 15,000 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock shall have a Conversion Value, as defined, of $100 per share. The holder of each share of Series A Preferred Stock shall be entitled to receive dividends at a rate of 8% of the Conversion Value per annum, such dividends to be cumulative from the date of issuance. The holders of the Series A Preferred Stock shall have no voting rights with respect to any vote of the common stockholders of the Company. The Company may redeem any or all shares of Series A Preferred Stock at a redemption price per share equal to the Conversion Value. The holder of any shares of Series A Preferred Stock shall have the right to convert all or part into Common Stock of the Company at $3.75 per share of Common Stock. Additionally, at any time after March 21, 1999, the holder of any shares of Series A Preferred Stock shall have the right to convert all of the shares into common stock of XLCC at its fair value. In the event of liquidation, the holder shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of any stock ranking on liquidation junior to the Series A Preferred Stock.

SPECIAL WARRANTS

On September 30, 1993, the Company completed the issuance, by way of private placement, of 500,000 Series A special warrants and 160,000 Series B special warrants at a price of $12.66 per special warrant for cash proceeds of $8,355,600. Each special warrant entitled the holder, upon exercise and without further payment, to be issued one common share. On February 7, 1994, 500,000 Series A special warrants were deemed to be exercised. On July 1, 1994, 160,000 Series B special warrants were deemed to be exercised.

NOTE 10:  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has granted stock options to directors, officers, employees and other parties which become exercisable over periods ranging from three years to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted. The following table summarizes the activity in common shares subject to options for the two years ended May 31, 1996:

                                   SHARES           OPTION PRICE RANGE
                                   ------           ------------------
 BALANCE, MAY 31, 1994              185,467         $3.83 - $14.58 (1)


          Granted                   310,000            $4.05 - $8.10
          Exercised                 (21,900)              $3.83
          Terminated                (26,200)          $5.00 - $10.00
                                  ----------

 BALANCE, MAY 31, 1995              447,367           $4.05 - $14.58



          Granted                   980,000            $3.00 - $6.00
          Exercised                   ---                   ---
          Terminated               (113,367)          $5.87 - $14.58
                                  ----------


 BALANCE, MAY 31, 1996            1,314,000           $3.00 - $10.95
                                  ==========

(1) The option price range includes the effects of the repricing of 80,400 options with an exercise price range of $11.60 - $12.95 to a reduced exercise price range of $3.83 - $10.00 during the year ended May 31, 1995.

The number and exercise price of all options outstanding have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995.

Subsequent to May 31, 1996, options to purchase 100,000 common shares at $3.00 per share were exercised.

COMMON SHARE PURCHASE WARRANTS

The Company has granted common share purchase warrants to directors, officers and other parties which become exercisable over periods ranging from one year to five years. The warrants are generally granted at an exercise price that equals fair market value of the common stock at the date each warrant is granted. However, certain warrants are granted with an exercise price in excess of the fair market value of the common stock at the date each warrant is granted. At May 31, 1996, warrants to purchase the following shares of the Company's common stock were outstanding:


                       EXERCISE         EXPIRATION
                       --------         ----------
             SHARES     PRICE              DATE
             ------     -----              ----
             18,781    $ 12.77    August 31, 1996
             20,000    $  5.00    September 7, 1996
            100,000    $  3.65    May 16, 1999
             30,000    $ 10.00    November 14, 1996
            298,775    $  8.75    April 24, 1997
             60,000    $  8.10    April 26, 1998
             63,000    $  5.00    October 26, 1996
             10,000    $  5.00    November 21, 1996
              5,000    $  4.75    November 30, 2000
             75,000    $  4.63    December 4, 1998
            500,000    $  3.75    March 20, 1999
             52,500    $  5.63    May 20, 1998
          ---------
          1,233,056
          =========

The number and exercise price of all common share purchase warrants have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995.

Subsequent to May 31, 1996, a total of 38,781 common share purchase warrants expired unexercised. Additionally, a total of 281,100 common share purchase warrants with an exercise price of $8.00 per share that expire on June 11, 1999 were granted.

NOTE 11:  STATEMENTS OF CASH FLOWS

The cash flow effects of changes in operating working capital are as follows:

                                                          1996              1995
                                                       -----------      -----------
 Accounts receivable                                    $(395,301)       $ 143,531
 Inventories                                              402,985           (1,165)
 Prepaid expenses                                          27,651          (14,767)
 Accounts payable - trade                                 572,924         (411,717)
 Accounts payable - other                                 (72,843)          20,388
 Accrued liabilities                                      (31,892)         (75,999)
 Due to affiliate                                          60,129            ---
 Dividends payable on preferred stock                      46,000            ---
                                                      ------------      -----------
                                                       $  609,653        $(339,729)
                                                       ===========       ==========

The Company had certain non-cash investing and financing activities as follows:


                                                                     1996              1995
                                                                --------------    -------------
 Conversion of convertible debentures to common stock                $4,814,655    $    ---
 Conversion of preferred stock to common stock                        1,500,000         ---
 Conversion of notes receivable to long-term investments                120,063       433,379
 Capital lease obligations incurred                                       ---           9,094

During the year ended May 31, 1996, the Company acquired 100% of the stock of XLCC for an aggregate purchase price of $5,785,165. In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                                      $7,513,966
 Cash paid for the capital stock                                    (2,150,000)
 Preferred stock issued                                             (3,000,000)
 Note payable to seller                                               (635,165)
                                                                   ------------
 Liabilities assumed                                                $1,728,801
                                                                   ============

During the year ended May 31, 1995, the Company acquired certain assets from Datotek for an aggregate purchase price of $1,617,500. In conjunction with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                                    $  1,617,500
 Cash paid for assets                                                 (250,000)
 Common stock issued                                                  (937,500)
 Note payable to seller                                               (430,000)
                                                                  -------------
 Liabilities assumed                                              $     ---
                                                                  =============

 Supplemental cash flow information is as follows:

                                                                        1996               1995
                                                                  ----------------   ----------------
 Interest paid                                                         $32,128           $12,405
 Income taxes paid                                                        ---               ---

NOTE 12:  INCOME TAXES

The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For consolidated financial statement purposes, a change in valuation allowance of $1,448,943 has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of May 31 are as follows:

                                                  1996             1995
                                                ------------  --------------
 Deferred tax liabilities
    Inventory adjustment                          $103,338          $34,854
    Bad debt expense                                 5,136            4,624
                                                -----------      -----------
 Total deferred tax liabilities                    108,474           39,478
                                                -----------      -----------

 Deferred tax assets
    Book over tax depreciation                      11,794           15,214
    Book over tax amortization                     206,869           19,351
    Inventory capitalization                       771,430          618,430
    Warranty reserve                                   651           15,292
    Net operating loss carryforward              7,702,742        6,507,260
    Rework reserve                                     294              294
    Vacation accrual                                 4,893            4,893
    Returns reserve                                  3,228            3,228
                                                -----------      -----------
 Total deferred tax assets                       8,701,901        7,183,962
 Valuation allowance for deferred tax assets    (8,593,427)      (7,144,484)
                                                -----------      -----------
 Net deferred tax asset                            108,474           39,478
                                                -----------      -----------


 Net deferred tax                                    ---              ---
                                                ===========      ===========




There was no provision for income taxes in 1996 and 1995 as the Company incurred losses in those years.


A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at May 31 is as follows:

                                                     1996           1995
                                                -------------   ------------
 US federal statutory rate                          35.0%           35.0%
 US federal net operating loss rate                (35.0)          (35.0)
 US state tax rate                                   ---            ---
                                                 ------------   ------------
 Effective rate on operating loss                    ---            ---
                                                =============   ============


The Company has US net operating loss carryfowards available at May 31, 1996 of approximately $22,655,124 for US federal tax purposes to offset income in future years. These carryfowards will begin to expire in the year 2000, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.

NOTE 13:  RELATED PARTY TRANSACTIONS

Management, consulting and directors' fees paid to officers and directors of the Company were $527,373 and $491,498 during the fiscal years ended May 31, 1996 and 1995, respectively.

Pursuant to the terms of the acquisition of XLCC in March 1996, XLCC leases a manufacturing facility from an affiliate of XL Vision, Inc., the seller who is a current stockholder of the Company. Additionally, XLCC and XL Vision, Inc. provide certain administrative and manufacturing services to each other with services charged on a reasonable basis. During the year ended May 31, 1996, XLCC incurred $302,244 of rental expense and administrative services due to XL Vision, Inc. XL Vision, Inc. incurred $111,532 of rental expenses and administrative services due to XLCC. The balance due to XL Vision, Inc. is $60,129 at May 31, 1996.

The Company retains the consulting services of an entity which is an affiliate of the current President and Chief Executive Officer. These consulting services include financial, legal and administrative services. The consulting services have been provided to the Company during the years ended May 31, 1996 and 1995 both prior to and after the appointment of the current President and Chief Executive Officer on May 15, 1996. Consulting fees paid to this entity were $329,000 and

$132,500 during the years ended May 31, 1996 and 1995, respectively. Additionally, a finder's fee of $150,000 was paid to this consulting firm in conjunction with the acquisition of XLCC.

NOTE 14:  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is in the business of providing security for voice and data transmission over wireless systems, primarily to cellular phone users. In addition, the Company develops, manufactures and markets a full line of secure, ruggedized computer equipment. These products have been classified into the following business segments:

Communications Security Products - Included are an integrated set of products that provide a complete privacy solution for individuals, corporations, government and law enforcement agencies and cellular carriers.

Computer Equipment - Included are a broad array of ruggedized computer equipment communications systems and related services to the military and government and law enforcement agencies, primarily through third party resellers and original equipment manufacturers.

In the following tables, financial information is presented by industry segment and geographic region. Loss from operations does not include general corporate expenses.

INDUSTRY SEGMENT DATA

                                                                              1996                 1995
                                                                       -----------------   ------------------
 Sales

          Communications security products                                 $ 1,588,742          $ 1,283,081
          Computer equipment                                                 3,396,294               ---
                                                                           ------------         ------------
                                                                           $ 4,985,036          $ 1,283,081
                                                                           ============         ============

 Loss from Operations
          Communications security products                                 $(7,381,623)         $(4,645,247)
          Computer equipment                                                  (210,856)               ---
                                                                           ------------         ------------
                                                                           $(7,592,479)         $(4,645,247)
                                                                           ============         ============
 Identifiable Assets
          Communications security products                                 $ 2,431,398          $ 3,241,547
          Computer equipment                                                 5,996,811             ---
          Corporate                                                          2,699,354            1,729,211
          Non-consolidated investments                                       1,194,302            1,223,122
                                                                           ------------         ------------
                                                                           $12,321,865          $ 6,193,679
                                                                           ============         ============

 Depreciation and Amortization
          Communications security products                                 $ 1,171,925          $   374,984
          Computer equipment                                                    56,370              ---
                                                                           ------------         ------------
                                                                           $ 1,228,295          $   374,984
                                                                           ============         ============
 Capital Expenditures
          Communications security products                                 $   125,383          $    26,464
          Computer equipment                                                    10,524              ---
                                                                           ------------         ------------
                                                                           $   135,907          $    26,464
                                                                           ============         ============

 GEOGRAPHIC REGION DATA

                                                                              1996                 1995
                                                                       -----------------     ---------------
 Sales
          United States                                                    $ 4,985,036          $ 1,283,081
                                                                           ============         ============
 Loss from Operations
          United States                                                    $(7,592,479)         $(4,645,247)
                                                                           ============         ============
 Identifiable Assets
          United States                                                    $11,127,563          $ 4,970,557
          South America                                                      1,194,302            1,223,122
                                                                           ------------         ------------
                                                                           $12,321,865          $ 6,193,679
                                                                           ============         ============

NOTE 15:  MAJOR CUSTOMERS

The Company operates in two major lines of business, the developing and marketing of communications security products and the manufacturing and marketing of computer equipment. Sales to three major customers in the computer equipment segment comprise 25%, 20% and 9%, respectively, of sales for the year ended May 31, 1996. Sales to one major customer in the communications security products segment comprise 20% of sales for the year ended May 31, 1995.

NOTE 16:  CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. At May 31, 1996, the Company has $1.9 million in a money market fund at First Union National Bank of Virginia.

Concentration of credit risk with respect to trade receivables exists at year end as approximately $1.2 million or 68% of the outstanding accounts receivable related to four customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

NOTE 17:  SUBSEQUENT EVENTS

(A) On June 21, 1996, the Company completed the Asset Purchase Agreement by and among the Company and 9036-8028 Quebec, Inc., a wholly-owned subsidiary, (collectively the "Buyer") and M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller") whereby the Buyer acquired substantially all of the assets of the Seller, for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. The Seller is based in Montreal, Quebec and is engaged in the design, manufacture, sale and support of mobile computing and communications systems.

The aggregate purchase price consists of cash of $1,000,000 and common stock of the Company valued at a maximum of $4,000,000 for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. The amount of the common stock is subject to earn-out provisions based on the achievement of certain unit sales volumes for a five year period. Any common stock issued under the earn-out provisions will be issued at the average current market price for the quarter of issuance. The earn-out provisions will be fully satisfied upon the Company recording approximately $31 million in revenues from the sales of computer units.

In conjunction with the acquisition, the Company provided a letter of credit in an amount of $1,000,000 on behalf of the Buyer to a manufacturing vendor. On August 14, 1996, the letter of credit was drawn-down by the manufacturing vendor in an amount of $843,616. The remaining balance on the letter of credit expired on August 23, 1996.

(B) Subsequent to May 31, 1996, XLCC obtained a bank line of credit under which XLCC may, at its option, borrow and repay amounts up to a maximum of $1,500,000. Borrowings under this agreement bear interest at prevailing market rates as determined by the lending bank. The line of credit is collateralized by XLCC's trade accounts receivable and inventory and is guaranteed by the Company. As at September 3, 1996, an amount of $820,600 was outstanding under this line of credit.