Form 10QSB
period 1996-08-31
CYCOMM INTERNATIONAL INC
filed 1996-10-17
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -----------------
                                 FORM 10-QSB
                                -------------
(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

For the quarterly period ended August 31, 1996

         Transition report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

For the period from                to
                    --------------    ---------------

Commission file number:     1-11686


                           CYCOMM INTERNATIONAL INC.
       (Exact name of small business issuer as specified in its charter)

                                       Wyoming                                                             54-1779046
       (State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

                        1420 Springhill Road, Suite 420
                            McLean, Virginia  22102
                    (Address of principal executive offices)

                                 (703) 903-9548
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           Yes  x   No
                            ----    ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 11, 1996, the Registrant had 7,617,087 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:      Yes          No  X
                                                        -----       ----

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                                            Page No.
                                                                                            --------
PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . .           3

             Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . .           4

             Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . .           5

             Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . .           6

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .           7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 2.      CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 3.      DEFAULT UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . .           10

ITEM 5.      OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .           10

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 31, 1996 AND MAY 31, 1996
                                  (UNAUDITED)

                                                                                  AUGUST 31,              MAY 31,
                                                                                    1996                  1996
                                                                                --------------        --------------
 ASSETS
 Current Assets
    Cash and cash equivalents                                                      $   612,154          $  2,477,267
    Accounts receivable, net                                                         3,126,193             1,782,982
    Inventories                                                                      7,034,444             2,691,000
    Prepaid expenses                                                                   135,078               186,451
                                                                                   -----------           -----------
                                                                                    10,907,869             7,137,700
                                                                                   -----------           -----------

 Notes receivable                                                                       69,305                69,182

 Fixed assets, net                                                                   1,535,465             1,593,672

 Goodwill, net                                                                       1,768,581             1,849,114

 Other assets
    Long-term investments                                                            1,175,859             1,175,859
    Organization costs                                                                  45,944              ---
    Deferred technology costs, net                                                     111,671               157,754
    Deferred financing costs, net                                                      187,565               316,084
    Deferred income tax                                                                 35,221              ---
    Patents, net                                                                        21,250                22,500
                                                                                   -----------           -----------
                                                                                     1,577,510             1,672,197
                                                                                   -----------           -----------
                                                                                   $15,858,730           $12,321,865
                                                                                   ===========           ===========
 LIABILITIES
 Current Liabilities
    Accounts payable and accrued liabilities                                        $2,379,253            $2,404,934
    Due to affiliate                                                                    13,230                60,129
    Bank line of credit                                                              1,186,160              ---
    Dividends payable on preferred stock                                                76,667                46,000
    Current portion of capital lease obligations                                        75,413                 9,360
    Notes payable                                                                      762,016             1,032,942
                                                                                   -----------           -----------
                                                                                     4,492,739             3,553,365
                                                                                   -----------           -----------

 Capital lease obligations                                                               8,208                 8,207
 Convertible debentures                                                              2,141,666             3,309,001
 Deferred credit (Note 2)                                                            2,033,540              ---

 STOCKHOLDERS' EQUITY
    Series A Preferred Stock, 15,000 shares issued and
       outstanding at August 31, 1996 and May 31, 1996                               1,500,000             1,500,000
    Common Stock, no par value, unlimited
       authorized shares, 6,973,351 and
       5,943,771 shares issued and
       outstanding at August 31, 1996 and May 31, 1996                              36,391,536            33,584,302
    Cumulative translation adjustment                                                  (11,285)              ---
    Deficit                                                                        (30,697,674)          (29,633,010)
                                                                                   -----------           -----------
                                                                                     7,182,577             5,451,292
                                                                                   -----------           -----------
                                                                                   $15,858,730           $12,321,865
                                                                                   ===========           ===========

          See accompanying notes to consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                 AUGUST 31,          AUGUST 31,
                                                                                    1996                1995
                                                                                -----------         ------------
                                                                                               (RESTATED - NOTE 1)
 Sales                                                                           $4,465,105               $429,353
 Cost of sales                                                                    2,871,979                192,700
                                                                                  ---------               --------
 Gross profit                                                                     1,593,126                236,653
                                                                                  ---------               --------
 Expenses
    Selling, general and administrative                                           1,939,177                966,736
    Research and product development                                                461,040                 88,536
    Depreciation and amortization                                                   179,076                141,153
    Foreign exchange loss(gain)                                                      (2,356)                (1,267)
    Write-down of inventories                                                         3,529               ---
                                                                                  ---------             ----------
                                                                                  2,580,466              1,195,090
                                                                                  ---------             ----------
 LOSS FROM OPERATIONS                                                              (987,340)              (958,505)
                                                                                  ---------              ---------

 OTHER INCOME (EXPENSE)

    Interest income                                                                  21,006                 10,033
    Interest expense                                                               (120,711)               (15,250)
    Gain (loss) on sale of fixed assets                                                (203)                (8,597)
    Other income                                                                     53,251                  1,382
                                                                                -----------              ---------
                                                                                    (46,657)               (12,432)
                                                                                -----------              ---------
 NET LOSS                                                                       $(1,033,997)             $(970,937)
                                                                                ===========              =========

 LOSS PER SHARE

    Net loss per share                                                               $(0.17)               $ (0.27)
                                                                                     ======                =======

    Weighted average number of common shares outstanding                          6,248,291              3,613,192
                                                                                 ==========             ==========



          See accompanying notes to consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                   AUGUST 31,          AUGUST 31,
                                                                                     1996                1995
                                                                                 -------------     -----------------
                                                                                                 (RESTATED - NOTE 1)
 OPERATING ACTIVITIES
    Net loss                                                                     $(1,033,997)             $(970,937)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                                179,076                141,153
        Loss (gain) on sale of fixed assets                                              202                  8,597
        Write-down of inventories                                                      3,529                 ---
        Non-cash expenses                                                            105,110                  1,810
        Research and product development                                              46,084                 73,965
                                                                                 ------------             ----------
                                                                                    (699,996)              (745,412)
    Change in non-cash working capital balances related to
        operating activities                                                      (2,598,741)              (161,518)
                                                                                 ------------              ---------
    Cash (used in) operating activities                                           (3,298,737)              (906,930)
                                                                                 ------------             ----------

 INVESTING ACTIVITIES
    Acquisition of fixed assets                                                      (39,385)               (10,645)
    Proceeds on disposal of fixed assets                                               2,013                 ---
    Increase in notes receivable                                                        (123)                ---
    Payment for acquisition, net of cash acquired:
       - XL Computing Canada Inc.                                                 (1,000,000)                ---
    Other                                                                            (81,165)                ---
                                                                                 ------------            -----------
    Cash (used in) investing activities                                           (1,118,660)               (10,645)
                                                                                 ------------            -----------

 FINANCING ACTIVITIES
    Issuance of common stock                                                         300,000                 ---
    Borrowings under bank line of credit                                           1,186,160                 ---
    Repayment of notes payable                                                      (270,926)              (149,402)
    Borrowings under convertible debentures                                        1,500,000                 ---
    Deferred financing costs on convertible debentures                              (150,000)                ---
    Repayment of obligations under capital leases                                    (12,950)                (1,556)
                                                                                 ------------            ----------
    Cash provided (used) by financing activities                                   2,552,284               (150,958)
                                                                                 ------------            -----------

    Increase (decrease) in cash and cash equivalents during the period            (1,865,113)            (1,068,533)
    Cash and cash equivalents, beginning of period                                 2,477,267              1,791,720
                                                                                 ------------           ------------
    Cash and cash equivalents, end of period                                     $   612,154            $   723,187
                                                                                 ============           ============

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                 $   15,588            $     5,416
    Income taxes paid                                                                 ---                    ---

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures to common stock                          $2,507,234            $    ---
    Capital lease obligations incurred                                            $   79,004            $     9,094


          See accompanying notes to consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED AUGUST 31, 1996
                                  (UNAUDITED)


                                                                                        CUMULATIVE
                                      PREFERRED   PREFERRED    COMMON       COMMON      TRANSLATION    ACCUMULATED
                                       SHARES       STOCK       SHARES      STOCK       ADJUSTMENT       DEFICIT
                                       ------     ---------    -------      ------      ----------     ------------
 BALANCE, MAY 31, 1995                   ---         ---      3,594,316   $26,606,192      ---         $(21,802,405)

 Net loss                                                                                                (7,784,605)
 Issuance of preferred stock
    on acquisition of XLCC              30,000   $3,000,000
 Issuance of common stock:
    Issued in payment for services                               63,000       300,000
    Issued in settlement of
      liabilities                                                76,978       363,455
    Conversion of debentures                                  1,809,477     4,814,655
 Conversion of preferred stock         (15,000)  (1,500,000)    400,000     1,500,000
 Dividends on preferred stock                                                                               (46,000)
                                       -------    ---------   ---------  ------------   ---------       ------------
 BALANCE, MAY 31, 1996                  15,000    1,500,000   5,943,771    33,584,302      ---          (29,633,010)


 Net loss                                                                                                (1,033,997)

 Issuance of common stock:
    Conversion of debentures                                    929,580     2,507,234
    Exercise of options                                         100,000       300,000
 Dividends on preferred stock                                                                               (30,667)
 Cumulative translation adjustment                                                      $(11,285)
                                       -------   ----------   ---------   -----------   ---------      -------------
 BALANCE, AUGUST 31, 1996               15,000   $1,500,000   6,973,351   $36,391,536   $(11,285)      $(30,697,674)
                                        ======   ==========   =========   ===========   =========      =============




          See accompanying notes to consolidated financial statements

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of August 31, 1996 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

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

The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.

The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2 - ACQUISITIONS

On June 21, 1996, the Company completed the Asset Purchase Agreement by and among the Company and 9036-8028 Quebec, Inc., a wholly-owned subsidiary, (collectively the "Buyer") and M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller") whereby the Buyer acquired substantially all of the assets of the Seller, for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. Subsequent to the asset acquisition, 9036-8028 Quebec, Inc. was renamed XL Computing Canada Inc. ("XL Canada"). XL Canada is based in Montreal, Quebec and is engaged in the design, manufacture, sale and support of mobile computing and communications systems.

The aggregate purchase price consisted of cash of $1,000,000 and common stock of the Company valued at a maximum of $4,000,000 for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. The amount of the common stock is subject to earn-out provisions based on the achievement of certain unit sales volumes for a five year period. Any common stock issued under the earn-out provisions will be issued at the average current market price for the quarter of issuance. The earn-out provisions will be fully satisfied upon XL Canada recording approximately $31 million in revenues from the sales of computer units.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

The acquisition of XL Canada was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The excess of the estimated fair market value of net assets acquired over the purchase price amounted to $2,074,461, which has been accounted for as a deferred credit and is being amortized over ten years using a straight line basis. The value of common stock issued to the Seller as the contingent consideration is earned subject to the earn-out provisions will be recorded against the deferred credit. The accompanying consolidated statements of operations reflect the operating results of XL Canada since the effective date of the acquisition.

NOTE 3 - INVENTORIES

                                                             AUGUST 31,           MAY 31,
                                                                1996               1996
                                                          -------------        ------------
 Raw materials                                               $3,964,146         $1,486,645
 Work in process and sub-assemblies                           1,917,869            941,989
 Finished goods                                               1,152,429            262,366
                                                            -----------        -----------
                                                             $7,034,444         $2,691,000
                                                             ==========         ==========


NOTE 4 - SUBSEQUENT EVENTS

In September 1996, the Company issued $400,000 of 10% convertible debentures due September 30, 1998, which are convertible at the option of the holder into common stock of the Company at the lesser of $4.80 per share or a range of 80% to 82% of the average closing bid of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after February 2, 1997.

In October 1996, the Company completed a private placement of 155,000 shares of common stock for gross proceeds of $589,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1996, the Company had net working capital of approximately $6.4 million and total debt of approximately $4.1 million. Included in total debt is $2.1 million of convertible debentures with maturity dates from March 1998 through June 1998. The Company anticipates that the holders of the convertible debentures will exercise the conversion options and working capital will not be required to retire these debentures. Also included in total debt are acquisition notes payable of $230,000 due to Lucent Technologies, Inc. and $485,165 due to XL Vision, Inc. These amounts are due in full by December 31, 1996. Additionally, XL Computing Corp. ("XLCC") obtained a bank line of credit in July 1996 with a maximum borrowing capacity of $1.5 million. The line of credit is collateralized by the inventories and accounts receivable of XLCC and is guaranteed by Cycomm International Inc. At August 31, 1996, an amount of approximately $1.2 million was outstanding on this bank line of credit, which has been reduced to approximately $700,000 as of October 15, 1996.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

In the quarter ended August 31, 1996, cash used in operations amounted to approximately $3.3 million. Increases in accounts receivable and inventories required a use of cash totaling approximately $2.5 million. Investing activities used approximately $1.1 million in the quarter ended August 31, 1996. The major component of this was the $1.0 million cash portion of the acquisition of XL Computing Canada Inc. in June 1996. Cash provided by financing activities was approximately $2.6 million for the quarter ended August 31, 1996. The Company realized gross proceeds of $1.5 million on the issuance of convertible debentures in June 1996. Additionally, through its wholly-owned subsidiary XL Computing Corp., a bank line of credit was obtained to finance working capital. An amount of approximately $1.2 million was drawn on this line during the quarter. Also, the Company realized proceeds of $300,000 through the exercise of certain stock options.

Until the operations of the communications security products segment achieves certain levels, this business segment will require additional financing through funding from other subsidiaries' activities, borrowings or issuance of equity and debt securities. The Company expects its computer equipment segment to be able to fund operations from working capital and secured lines of credit. The Company believes that it has the capital resources to raise funds through additional debt and equity financings, to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations during the remainder of the present fiscal year. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company. In that event, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended August 31, 1996 and August 31, 1995

The Company recorded a net loss of $1,033,997 for the three months ended August 31, 1996, as compared to a net loss of $970,937 for the three months ended August 31, 1995.

The Company recorded total sales of $4,465,105 for the three months ended August 31, 1996, as compared to sales of $429,353 for the corresponding quarter of the prior year. This represents a increase of 940% and is attributable to the inclusion of the results of operations of XL Computing Corporation and XL Computing Canada Inc. which were acquired subsequent to August 31, 1995. Revenue from the communication security products segment decreased by 15% from the prior year period due to special one time sales related to the disposal of obsolete inventory in the prior year. Revenue from the computer equipment segment was $4,105,196 or 92% of total revenue for the period. All computer equipment segment revenues are generated by the two newly acquired subsidiaries.

The Company recorded gross profit of $1,593,126, or 36% of net sales in the three months ended August 31, 1996, as compared to $236,653, or 55% of net sales for the corresponding quarter of the prior year.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

Total operating expenses were $2,580,466 for the three months ended August 31, 1996, as compared to total operating expenses of $1,195,090 for the three months ended August 31, 1995. This increase is attributable to increased costs related to overhead expenses incurred in operating the two newly acquired subsidiaries.

Losses from operations from the communication security products segment increased from $535,584 to $594,479 or 11% for the current quarter versus last year's first quarter. This increase is mainly attributable to approximately $140,000 in costs related to "Slice" CSD development costs. The computer equipment segment generated income from operations of $156,154 for the first quarter of fiscal 1997.

                                    PART II.
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      None.

ITEM 2.  CHANGES IN SECURITIES.

      None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits -- None

(b)  Reports on Form 8-K:

      1. A Current Report on Form 8-K was filed on July 8, 1996 reporting the acquisition of substantially all the assets of M3i Technologies, Inc. under Item 2 - Acquisitions or Disposition of Assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CYCOMM INTERNATIONAL INC.




Date:  October 17, 1996                /s/  Albert I. Hawk
     ---------------------            -----------------------------
                                      Albert I. Hawk
                                      President and
                                      Chief Executive Officer