Form 10KSB/A
period 1996-05-31
CYCOMM INTERNATIONAL INC
filed 1997-01-09
CIK 869979

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ---------------

                                FORM 10-KSB/A
(Mark One)
 /X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                     OR
 /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ________ TO ________

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

         Yes              No     X
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



                                                       ---------------------------
                                                        Cycomm International Inc.
                                                            McLean, Virginia
                                                            Executive Office
                                                       ---------------------------
                                                                    |
            ----------------------------------------------------------------------------------------------------------
            |                             |                         |                       |                        |
--------------------------    -------------------------  ------------------------  -------------------  ---------------------------

      (100% owned)                (100% owned)              (100% owned)             (100% owned)               (25.5 owned)
 XL Computing Canada, Inc.    XL Computing Corporation       Val-Comm, Inc.         Cycomm Corporation      Sistem as de Recepcion
    Montreal, Canada            Sebastian, Florida       Albuquerque, New Mexico    Portland, Oregan    de Satellite Galactica, C.A.
                                                                                                             Caracas, Venezuela
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

RELIANCE UPON CERTAIN CUSTOMERS/SUPPLIERS

Although the Company relies on a limited number of companies to manufacture its products, it believes that the specific parts employed in the manufacturing process are available from a variety of suppliers. Further, management believes that additional manufacturing sources could be found if necessary.
The Company believes its relationship with all of its suppliers to be satisfactory.

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

EMPLOYEES

The Company currently employs approximately 143 people, of which approximately 125 are employed in the United States and 18 in Canada. Approximately 16 employees work in customer sales and service, 22 work in administration, 30 work in research and development and 75 employees work in manufacturing.

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

ITEM 2.  DESCRIPTION OF PROPERTY

As of May 31, 1996 the Company leased the following facilities:

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

For the year ended May 31, 1996, cost of sales were $3,634,254, an increase from $855,414 for fiscal year 1995. Administrative and operating expenses increased to $8,943,261, an increase of

$3,870,347 from the fiscal 1995 total of $5,072,914. The increase in cost of sales is due to the inclusion in cost of sales of $2,774,646 attributable to XL Computing. The increase in administrative and operating expenses is due in part to the inclusion of XL Computing expenses of $808,442. Severance cost made up the balance of the difference. Depreciation and amortization increased by $853,311 largely due to the accelerated write-off of $501,523 of goodwill in the Communications Security Product segment related to the Datotek acquisition. Inventory write-down increased by $677,560 versus fiscal 1995 due to obsolescence of certain secure communications inventory. Consulting fees increased by $454,631 due to costs associated with hiring a public relations firm and retaining a sales and marketing consulting group for the Communications Security Products segment. Salaries, benefits and management fees increased by about $1,000,000. Most of the increase is due to XL Computing costs for the period. The remaining increase is attributable to administrative services.

Research and product development costs increased by $246,536 due to development and preproduction costs associated with Slice CSD technology and upgrading existing product lines. Interest expense increased by $193,423 due to increased debt financing of notes payable and convertible debentures.

Notes payable and convertible debentures increased by $3,273,892. This debt was incurred to fund working capital obligations. In addition $1,500,000 of preferred stock was issued to help fund the acquisition of XL Computing.

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


By:      /s/     Albert I. Hawk                    September 12, 1996
     --------------------------------------
         Albert I. Hawk, President and
         Chief Executive Officer


By:      /s/     Hubert Marleau                    September 12, 1996
     --------------------------------------
         Hubert Marleau, Director


By:      /s/     Rick E. Mandrell                  September 12, 1996
     --------------------------------------
         Rick E. Mandrell, Chief Operating
         Officer and Director (Principal
         Financial or Accounting Officer)

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


    Change in operating assets and liabilities
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

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with generally accepted accounting principles. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in shareholders' equity. Exchange adjustments resulting from foreign currency transactions are recognized in income.

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

The cash flow effects of changes in operating assets and liabilities are as follows:

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

The Company retains the consulting services of Corstone Corporation which previously employed the current President and Chief Executive Officer. The current President and Chief Executive Officer has no direct or indirect ownership interest in Corstone Corporation. These consulting services include financial, legal and administrative services. The consulting services have been provided to the Company during the years ended May 31, 1996 and 1995 both prior to and after the appointment of the current President and Chief Executive Officer on May 15, 1996. Consulting fees paid to this entity were $329,000 and

$132,500 during the years ended May 31, 1996 and 1995, respectively. Additionally, a finder's fee of $150,000 was paid to this consulting firm in conjunction with the acquisition of XLCC.

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

                                                                   EXHIBIT 10.7


                              EMPLOYMENT AGREEMENT

         THIS AGREEMENT is made as of the 15th day of May, 1996, by and between Cycomm International Inc. (the "Corporation"), a corporation organized under the laws of the State of Wyoming, and Albert I. Hawk ("Employee").

         In consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

         1. POSITION AND RESPONSIBILITIES. Effective as of the date hereof and during the period of his employment hereunder, Employee agrees to serve as President and Chief Executive Officer.

         2.      TERMS AND DUTIES.

                 (a) The period of Employee's employment under this Agreement shall be deemed to have commenced as of the effective date of this Agreement in paragraph 1, and shall continue until May 14, 1998. Thereafter, this Agreement shall be deemed to continue for an additional twelve (12) months and each succeeding twelve (12) months, unless terminated as provided herein.

                 (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Employee shall devote his business time, attention, skill and effort to the faithful performance of his duties hereunder.

         3.      COMPENSATION AND REIMBURSEMENT.

                 (a) The Corporation shall pay Employee as compensation a salary at the annual rate of $180,000, payable in equal bi-monthly installments. In addition to the salary provided in this paragraph 3(a), the Corporation shall provide Employee, at no cost to Employee, with all such other benefits as are provided to executives of the Corporation.

                 (b) In addition to the salary and benefits provided for by paragraph 3(a), the Corporation shall pay or reimburse Employee for all reasonable business class travel and other ordinary and necessary expenses incurred by Employee performing his obligations under this Agreement and professional obligations in such form and such amounts as the Board of Directors of the Corporation may determine.

                 (c) The Corporation will provide Employee an appropriate automobile and services related thereto.

                 (d) The Corporation shall grant such options as set forth in the Stock Option Agreement dated the date hereof and incorporated herein by reference.

                 (e) The Employee shall be entitled to participate in any stock or option plan, retirement or pension plan or profit sharing plan on terms no less favorable than to the other executives.

                 (f) The Employee shall be entitled to take vacation(s) not exceeding four weeks in any one fiscal year.

         4.      TERMINATION; PAYMENTS TO EMPLOYEE UPON TERMINATION.

                 (a) This Agreement, subject to paragraph 5 below, may be terminated by either party upon three month's notice.

                 (b) In the event that Employee's employment is terminated for any reason other than for willful misconduct, Employee shall continue to receive a lump sum payment equal to twelve (12) months salary and benefits set forth in paragraph 3 hereof.

         5.      CHANGE IN DUTIES.

         This Agreement shall be deemed to be terminated pursuant to paragraph 4(b) if (i) without his consent, the Employee is assigned any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status at the commencement of this Agreement; (ii) without his consent, the Employee's salary and benefits set forth in paragraph 3 hereto are reduced in any year by a percentage greater than the average reduction in the salary and benefits experienced by all executives of the Corporation; (iii) without his consent, the Employee is transferred to a location which is an unreasonable distance from McLean, Virginia or is required to engage in an unreasonable amount of travel; or (iv) a Change of Control, as defined in Item 1(a) of Form 8-K, of the Corporation occurs.

         6.      EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

         This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Corporation or any predecessor of the Corporation and Employee, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to Employee of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Employee is subject to receiving fewer benefits than those available to him without reference to this Agreement.

         7.      NO ATTACHMENT.

                 (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

                 (b) This Agreement shall be binding upon, and inure to the benefit of, Employee and the Corporation and their respective successors and assigns.

         8.      MODIFICATION AND WAIVER.

                 (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

                 (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any other than that specifically waived.

         9. SEVERABILITY. If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

         10. HEADINGS FOR REFERENCE ONLY. The headings of paragraphs herein are included for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

         11. GOVERNING LAW. This Agreement has been executed and delivered in Virginia, and its validity, interpretation, performance, and enforcement shall be governed by the laws of Virginia.

         12. PAYMENT OF LEGAL FEES. All legal fees paid or incurred by Employee pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Corporation, if Employee is successful.

         SIGNATURES. IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed and its seal to be affixed hereunto by its directors thereunto duly authorized, and Employee has signed this Agreement, all as of the day and year first above written.


ATTEST:                                Cycomm International Inc.



                                       By:   /s/  Rick Mandrell
----------------------------              -------------------------------
                                       Name:  Rick Mandrell
                                       Title:  Secretary


WITNESS:                               EMPLOYEE



                                                /s/  Albert I. Hawk
----------------------------           ----------------------------------
                                       Albert I. Hawk