Form 10QSB/A
period 1996-08-31
CYCOMM INTERNATIONAL INC
filed 1997-01-09
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -----------------
                                FORM 10-QSB/A
                                -------------
(Mark One)

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

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                   AUGUST 31,          AUGUST 31,
                                                                                     1996                1995
                                                                                 -------------     -----------------
                                                                                                 (RESTATED - NOTE 1)
 OPERATING ACTIVITIES
    Net loss                                                                     $(1,033,997)             $(970,937)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                                179,076                141,153
        Loss (gain) on sale of fixed assets                                              202                  8,597
        Write-down of inventories                                                      3,529                 ---
        Non-cash expenses                                                            105,110                  1,810
        Research and product development                                              46,084                 73,965

    Change in operating assets and liabilities                                     (2,598,741)              (161,518)
                                                                                 ------------              ---------
    Cash (used in) operating activities                                           (3,298,737)              (906,930)
                                                                                 ------------             ----------

 INVESTING ACTIVITIES
    Acquisition of fixed assets                                                      (39,385)               (10,645)
    Proceeds on disposal of fixed assets                                               2,013                 ---
    Increase in notes receivable                                                        (123)                ---
    Payment for acquisition, net of cash acquired:
       - XL Computing Canada Inc.                                                 (1,000,000)                ---
    Other                                                                            (81,165)                ---
                                                                                 ------------            -----------
    Cash (used in) investing activities                                           (1,118,660)               (10,645)
                                                                                 ------------            -----------

 FINANCING ACTIVITIES
    Issuance of common stock                                                         300,000                 ---
    Borrowings under bank line of credit                                           1,186,160                 ---
    Repayment of notes payable                                                      (270,926)              (149,402)
    Borrowings under convertible debentures                                        1,500,000                 ---
    Deferred financing costs on convertible debentures                              (150,000)                ---
    Repayment of obligations under capital leases                                    (12,950)                (1,556)
                                                                                 ------------            ----------
    Cash provided (used) by financing activities                                   2,552,284               (150,958)
                                                                                 ------------            -----------

    Increase (decrease) in cash and cash equivalents during the period            (1,865,113)            (1,068,533)
    Cash and cash equivalents, beginning of period                                 2,477,267              1,791,720
                                                                                 ------------           ------------
    Cash and cash equivalents, end of period                                     $   612,154            $   723,187
                                                                                 ============           ============

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                 $   15,588            $     5,416
    Income taxes paid                                                                 ---                    ---

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures to common stock                          $2,507,234            $    ---
    Capital lease obligations incurred                                            $   79,004            $     9,094


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

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

The acquisition of XL Canada was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The fair market value of the monetary and nonmonetary assets acquired was $3,794,939 and the fair value of the liabilities assumed was $79,004. After an allocation to reduce nonmonetary assets acquired to zero, the remaining excess of the estimated fair market value of net assets acquired over the purchase price amounted to $2,074,461, which has been accounted for as a deferred credit and is being amortized over ten years using a straight line basis. The value of common stock issued to the Seller as the contingent consideration is earned subject to the earn-out provisions will be recorded against the deferred credit. The accompanying consolidated statements of operations reflect the operating results of XL Canada since the effective date of the acquisition.

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

The Company recorded total sales of $4,465,105 for the three months ended August 31, 1996, as compared to sales of $429,353 for the corresponding quarter of the prior year. This represents a increase of 940% and is attributable to the inclusion of the results of operations of XL Computing Corporation and XL Computing Canada Inc. which were acquired subsequent to August 31, 1995. Revenue from the communication security products segment decreased by 15% from the prior year period due to special one time sales related to the disposal of
obsolete inventory of $132,583 in the prior year.   Without that one time gain,
revenues in that segment would have increased by 15%. Revenue from the computer equipment segment was $4,105,196 or 92% of total revenue for the period. All computer equipment segment revenues are generated by the two newly acquired subsidiaries.

The Company recorded gross profit of $1,593,126, or 36% of net sales in the three months ended August 31, 1996, as compared to $236,653, or 55% of net
sales for the corresponding quarter of the prior year.   Without the one time
sale of obsolete inventory gross margin would have been 35%.

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