Form 10KSB
period 1996-12-31
CYCOMM INTERNATIONAL INC
filed 1997-04-11
CIK 869979

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM JUNE 1, 1996 TO DECEMBER 31, 1996

                         Commission file number 1-11686

                           CYCOMM INTERNATIONAL INC.
         --------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Wyoming                                  54-1779046
    ------------------------------                 -------------------
     (State or other jurisdiction                   (I.R.S. Employer
     incorporation or organization)                Identification No.)

      1420 Springhill Road, Suite 420, McLean, Virginia          22102
     -------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)

         Issuer's telephone number, including area code: (703) 903-9548
                                                        ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, without par value
          -----------------------------------------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 --   --

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.  $8,588,845

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997 was approximately $26,800,000 (based on the price at which the stock was sold on that date).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 17, 1997, 9,134,159 shares


                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Definitive Proxy Statement for 1996 Annual Meeting of Stockholders --- Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):

         Yes        No     X
            ----         ----

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.  Description of Business ...........................................  1

Item 2.  Description of Property............................................ 11

Item 3.  Legal Proceedings.................................................. 11

Item 4.  Submission of Matters to a Vote of Security Holders................ 11

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 12

Item 6.  Management's Discussion and Analysis or Plan of Operation.......... 13

Item 7.  Financial Statements............................................... 16

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................... 16

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section16(a) of the Exchange Act................... 16

Item 10. Executive Compensation............................................. 17

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 17

Item 12. Certain Relationships and Related Transactions..................... 17

Item 13. Exhibits and Reports on Form 8-K................................... 18

Signatures.................................................................. 21


                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

     Cycomm International Inc. (hereinafter referred to as "Cycomm International" and together with its subsidiaries the "Company") was formed on April 30, 1986 by the amalgamation under the laws of Ontario of two Ontario corporations. Historically, the Company has operated under various names; however, it changed its name to Cycomm International on February 20, 1992. The Company continued its incorporation on October 31, 1995 from Ontario, Canada to the State of Wyoming pursuant to the Articles of Continuance.

The Company has four active wholly-owned subsidiaries as follows:

   - Cycomm Corporation ("Cycomm"), incorporated in Oregon, on January 1, 1985.
   - Val-Comm, Inc. ("Val-Comm"), incorporated in New Mexico, on July 12, 1984.
   - XL Computing Corporation ("XL Computing"), incorporated in Delaware, on February 26, 1996.
   - XL Computing Canada Inc. ("XL Canada"), incorporated in Quebec, Canada on June 3, 1996.

     As at December 31, 1996, the Company had a 25.5% equity investment in Sistemas de Recepcion de Satelite Galactica C.A. ("Galactica"), incorporated in Venezuela on July 21, 1987. The Company sold this investment to the majority shareholder in March 1997.

                               [ORGANIZATIONAL CHART]

     HEADQUARTERS. The Company's principal executive offices are located in McLean, Virginia. Management of all subsidiaries and the Company's growing number of strategic relationships is conducted from this location, along with overall financial and investment responsibilities.

     CYCOMM CORPORATION. Located in Portland, Oregon, this wholly-owned subsidiary provides security through both encryption and scrambling of voice and data signals for the wireless and wireline telecommunications industry.

     XL COMPUTING CORPORATION. Located in Sebastian, Florida, this wholly-owned subsidiary is an information technology company that designs, manufactures and markets ruggedized, TEMPEST specified (TEMPEST is the classified standard for securing computer equipment and peripherals) computer and communication equipment for niche markets worldwide. XL Computing operates from a 44,000 square foot, ISO 9000 facility.

     XL Computing's business compliments the Company's secure communication business, implements Cycomm's secure technology into its products and shares sales and distribution channels.

     XL COMPUTING CANADA INC. Located in Montreal, Canada, this wholly-owned subsidiary designs and markets ruggedized mobile computing and communications systems primarily to the utility and public safety markets.

     XL Canada has expanded the Company's ruggedized computer product line by adding state, local and commercial markets to XL Computing's core government and military business. In addition, by integrating the secure communications technology of the Company and utilizing the design and manufacturing capabilities of XL Computing, significant cost advantages will be achieved as the PCMobile line begins full-scale production.

     VAL-COMM, INC. Located in Albuquerque, New Mexico, this wholly-owned subsidiary is a communications, engineering and consulting company which provides feasibility studies for possible development projects and custom communications equipment developed for classified U.S. government agencies. These activities can include prototype development but generally involve the modification of one or more products available from unrelated companies into an integrated communications system to meet its clients' requirements. Such work involves classified U.S. government contracts for which Val-Comm maintains U.S. government facilities security clearances.

     Val-Comm has a complementary engineering capability and a high level security clearance which enables it to contract on U.S. government projects requiring such levels of security clearance.

SIGNIFICANT DEVELOPMENTS DURING THE SEVEN MONTHS ENDED DECEMBER 31, 1996

ACQUISITION OF XL COMPUTING CANADA INC. On June 21, 1996, the Company acquired substantially all of the assets of M3i Technologies Inc., renamed XL Canada, a Montreal, Canada based company that designs and sells mobile computing and communications systems. The principal product of XL Canada is PCMobile, a ruggedized portable RF ready computer currently being sold into the state and local public safety markets.

     The purchase price consisted of $1 million cash and up to $4 million in common stock of the Company payable on a quarterly basis at the average current market price for the quarter of issuance. The common stock will be issued pursuant to an earn out formula over the next five years tied to each PCMobile unit sold. The earn out will be fully paid upon XL Canada's booking of approximately $31 million in revenues from the sales of the PCMobile product over the next five years.

SIGNIFICANT DEVELOPMENTS SUBSEQUENT TO THE SEVEN MONTHS ENDED DECEMBER 31, 1996

DELTA DATA. On February 7, 1997, the Company completed an Asset Purchase Agreement between the Company and The Titan Corporation ("Titan") whereby the Company acquired substantially all of the assets of Delta Data, an unincorporated division of Titan, for a purchase price of $205,000. Titan is based in San Diego, California and is engaged in the design, manufacturing and installation of high technology information and electronic systems. Delta Data is based in Columbia, Maryland and is engaged in the manufacture and sale of secure and ruggedized computer products and services.

MAJOR ORDER. On March 13, 1997, XL Computing and XL Canada were awarded a contract with an aggregate contract value of approximately $4 million. XL Computing will supply the Fairfax County, Virginia Police and Fire & Rescue departments with its ruggedized laptop, the PCMobile. XL Computing is scheduled to deliver nearly 800 PCMobiles to Fairfax County by the end of the year. This order represents the largest order the Company has received for PCMobile to date.

STRATEGIC PARTNERSHIP. In March 1997, the Company announced the formation of a strategic partnership with a consortium of Korean investors including Bookook Securities Co., Ltd. and Hanil Securities Co., Ltd. granting them non-exclusive rights to certain technology, products, and intellectual property in South Korea and elsewhere in Asia. The Company also announced the receipt of a US$3 million loan from these partners to be used for acquisitions and working capital.

SALE OF GALACTICA. On March 24, 1997, the Company sold its investment in Galactica to the majority shareholder for an aggregate price, which approximates book cost, of $1,027,000, consisting of cash of $513,500 and a contingent promissory note of $513,500. The sale of Galactica completes the disposition of non-core assets and provides additional working capital and financial flexibility to the Company.

BUSINESS OF THE COMPANY

         The Company's historical business focus has been on providing security for voice and data transmission over wireless systems, particularly to cellular telephone end users. Through its recently acquired subsidiaries, the Company has leveraged its core competencies to manufacture and sell a full line of secure, ruggedized computer products presently sold into the military, utility and public safety markets.

         The Company has been a pioneer in the wireless security field and holds patents and rights for a family of technologies and products. In 1997, the Company has shifted its business strategy away from the manufacturing of scrambling products and has emphasized the licensing of its technology. The Company believes that it will minimize the manufacturing risks and the associated costs and maximize revenue opportunities from its historical costs of developing its technology. Consequently, the Company has allocated resources to its secure and rugged computing product line, which has the most near term profitability potential. During the present fiscal year, the Company will continue to integrate the various divisions resulting in a single secure, rugged telecommunications and computing product company.

     In connection with the implementation of the Company's strategy, several one time charges were incurred during the period ended December 31, 1996. In this regard, the Company believes that it will maximize its ability to achieve positive cash flow and profitability at an earlier date.

MARKET FOR THE COMPANY'S PRODUCTS AND SERVICES

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

     The Company manufactures a full line of ruggedized computers and peripherals for operation under harsh environments. This ruggedized technology is an extension of the TEMPEST and EMI (Electro-Magnetic Interface) manufacturing process from which the Company produces a product line that is both rugged and TEMPEST compliant.

     COMPUTER SECURITY. Computers, monitors, keyboards, printers and related peripherals produce emissions that can be intercepted with relatively inexpensive equipment through the building structure from various distances. In this regard, it is possible to obtain the content being inputted or transmitted on such computers or related peripherals.

     The Company manufactures a full line of TEMPEST and EMI computers, both stationary and portable and related products that protect against the interception of emissions.

     WIRELESS SECURITY. Cellular telephone service is a form of telecommunications designed to provide high quality wireless telephone service to a large number of simultaneous users from hand held, vehicle mounted or fixed radio telephones. Cellular telephones are designed to meet the growing demands of an increasingly mobile society and allow people to have instantaneous communications for business, pleasure or safety. In the United States, Europe and other developing areas the construction and use of cellular systems during the past five years has accelerated and is expected to continue for the next ten years until the next generation of technologies are commercialized.

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

     Cycomm's products provide protection against unwanted eavesdropping on calls and is a critical protection to business, governmental and professional groups which need to protect industrial secrets and clients' confidential information. Cycomm's sophisticated voice privacy technology encrypts the cellular and landline calls so that all an eavesdropper hears is garbled speech or "white noise".

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

XL COMPUTING AND XL CANADA PRODUCT LINES AND SERVICES

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

     TEMPEST PENTIUM COMPUTER. The TEMPEST Pentium Computer (486KT) incorporates an Intel PentiumTM microprocessor into the industry standard ISA/PL1 bus packaged TEMPEST 205P cabinet. This unit has been tested to meet NST1SSAM TEMPEST - 1/92 and AMSG emission specifications.

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

     RUGGED LASER PRINTER. The 3418T deskjet printer meets and exceeds standards for printing in the military environment. The 3418T based on the popular Deskjet 340 from Hewlett Packard, is shock isolated to accommodate the shock and vibration of the severe military platform. It is also shielded to meet EMI/RFI (and TEMPEST) requirements of these demanding applications. The rugged design allows for easy access to all OEM functionality, while providing a high degree of protection required in the harsh environment to which it will be exposed. This printer has been engineered to survive the shock and vibration environmental extremes found in ground-mobile and shipboard applications. The rugged printer offers performance identical to the commercial version of the printer. Modular construction and ease of access to all LRUs (line replaceable units) supports an MTTR (mean time to repair) of less than 30 minutes.

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

     PCMOBILE. The PCMobile is a "ruggedized" mobile computer specifically developed for optimal mobility, flexibility and performance under severe operating conditions. It is ideal for field service and public safety. The PCMobile is certified to be used almost anywhere, performing reliably in spite of extreme conditions. The rugged magnesium housing makes the PCMobile spill and shock-proof and preserves the unit's structural integrity even at high temperatures. The light blue casing reflects rather than absorbs light, helping to maintain the electronic circuitry at lower operating temperatures. Rubber gaskets are fitted around door openings and between case mating parts. All external connectors have been rain-tested. The PCMobile also stands up to vibration and meets the standards for protection from electrostatic discharge. The 586 model of the PCMobile is expected to be delivered in mid-1997 and the Pentium model is expected to be delivered in the fall of 1997.

CYCOMM CORPORATION'S PRODUCT LINE AND SERVICES

     Cycomm has historically focused on three segments of the communications and security market: 1) voice and data network providers; 2) hardware manufacturers; and 3) value-added computer and telecommunications systems providers. Cycomm, however, in 1997 emphasized a strategy of licensing and alliances with other segments of the computing and telecommunications industry to commercialize applications of its technologies to meet other emerging security requirements. Included in this strategy was the focus on providing higher levels of security through encryption and the subsequent Fall 1996 roll out of its "Slice" CSD technology developed with Bell Laboratories and resold by Lucent Technologies, Inc.

     Currently, the majority of cellular service carriers in the United States utilize analog transmission and industry projections are that analog backbone systems will continue to dominate the market for the next several years. As digital cellular systems continue to grow, the industry is expected to operate in a dual-mode phase with products that will incorporate both analog and digital capability. During this phase the analog portions of user's calls will continue to be protected by the use of security technologies and products installed in, or attached to, such dual-mode phones.

     SERIES 300. Cycomm developed the 300 Series privacy system as an integrated set of scrambling products that, working together, provide a complete privacy solution for individuals, corporations and cellular carriers. Cycomm has substantially completed the 300E Series, the next generation of privacy products. Cycomm, however, has not pursued the roll out of this product line, but has rather emphasized the high security level encryption product.

     CELLULAR SECURITY DEVICE ("SLICE CSD"). The Slice CSD incorporates voice encryption security in a Cycomm Slice package for the Motorola MicroTAC line of cellular phones. The Slice CSD uses Lucent SurityTM encryption technology, licensed from Lucent in 1995, and is compatible with Lucent's Telephone Security Device 3600 family of products ("TSD").

Encryption technology provides a higher level of communications security when compared to more common analog scrambling technologies. Encryption level security is required by most government and law enforcement users. Lucent's TSD products, which were introduced in 1993, are now widely used within several U.S. Government agencies for non-classified secure communications over landline telephones. Over 10,000 TSDs are now in use by the U.S. Government. With the introduction of Cycomm's Slice CSD product line, the potential market has been expanded to include many applications requiring secure communication between cellular and landline telephones. The Slice CSD also supports cellular to cellular secure communications.

The Slice CSD was designed to address the key issues affecting user satisfaction with secure communications products, with special emphasis on ease of use and voice quality. The design of the CSD allows simple installation between the phone and battery of most Motorola MicroTAC portable cellular phones. The unit incorporates two buttons; one to initiate and the other to clear the secure communications mode. By utilizing Lucent's proprietary voice encoding and encryption algorithms, the CSD offers unparalleled voice quality, even when compared to other less secure systems. Initial reactions of experienced secure communications professionals to the CSD's functionality and voice quality have been very favorable.

Pre-production deliveries of the CSD Slice began in September, 1996, with customer testing and final development continuing until November, 1996. Production deliveries, primarily to Lucent Technologies, began in January, 1997.

BACKLOG

On December 31, 1996, the Company had a backlog of contracts and purchase orders of approximately $3.3 million in its computer equipment segment. This backlog consists of contracts and purchase orders for computer equipment and peripherals to be manufactured and delivered usually during the upcoming 12 months. The contracts and purchase orders define the price and specifications of the equipment to be delivered. However, due to the nature of the business, the backlog at any particular date may not be indicative of the Company's revenues or other operating results for any subsequent fiscal period. The Company cannot, therefore, assure that the backlog will be realized as revenue. Subsequent to December 31, 1996 the Company received contracts and purchase orders of approximately $4.5 million for computer equipment which is not included in the above backlog amount.

On December 31, 1996, the Company had a backlog of purchase orders and contracts of approximately $635,000 in its communications security products segment. This segment also includes backlog as a prime or subcontractor on several government contracts.

RELIANCE UPON CERTAIN CUSTOMERS/SUPPLIERS

The Company is not dependent upon any single customer that purchases its products. However, sales to two major customers comprise 30% and 25% respectively, of sales for the seven months ended December 31, 1996. Sales to three major customers comprise 25%, 20% and 9% respectively, of sales for the year ended May 31, 1996. These sales represented customers of XL Computing during the ten week period ended May 31, 1996 and were not necessarily indicative of the reliance upon customers for a full year period.

Although the Company relies on a limited number of companies to manufacture its products, it believes that the specific parts employed in the manufacturing process are available from a variety of suppliers. Further, the Company believes that additional manufacturing sources could be found if necessary. The Company believes its relationship with its suppliers is satisfactory.

RESEARCH AND DEVELOPMENT

During the seven months ended December 31, 1996 and the fiscal years ended May 31, 1996 and 1995, the Company spent $841,103, $749,041 and $502,505, respectively, on research and product development, primarily for development of products complementary to the existing line of secure and rugged computer and cellular voice privacy products. The Company anticipates additional research and development expenditures on future development of products.

ENVIRONMENTAL ISSUES

Compliance cost with environmental laws is not expected to materially adversely affect the business of the Company.

EMPLOYEES

The Company currently employs approximately 138 people, of which approximately 105 are employed in the United States and 33 in Canada. Approximately 23 employees work in customer sales and service, 18 work in administration, 33 work in research and development and 64 employees work in manufacturing.

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

On May 14, 1996, Cycomm received, as assignee, U.S. Patent No. 5,517,683 entitled "Conforment Compact Portable Cellular Phone Case System and Connector". This patent covers Cycomm's Slice packaging and functionality, as it applies to a number of potential applications for the Motorola MicroTAC line of cellular phones. Cycomm's current Slice products, the Series 300 Slice HPU and Series 500 Slice CSD, now have full patent protection. The Company plans to pursue new products and licensing opportunities to exploit the Slice technology, and to protect against any infringement of the Slice patent.

Cycomm uses a voice scrambling, privacy technique referred to as "Variable Split Band Inversion." The technique is not patented by Cycomm since it is a known technique and Cycomm purchases the integrated circuit presently utilized from a third-party vendor. However, any usage of a scrambling method over a communications network is difficult to implement while retaining good speech quality when the speech is decoded at the remote end of the conversation. Cycomm's proprietary technology is used in conjunction with this scrambler integrated circuit to accomplish the task of bringing decoded voice quality up to a level acceptable to the general business user. The Company believes that the lack of patent protection does not present a material risk to Cycomm because it is better protected with proprietary means since Cycomm believes that other competitors may try to avoid the patent procedure through the use of different circuits or software.

     Cycomm is the assignee of U.S. Patent No. 4,972,479 issued on November 20, 1990 entitled "Method and Apparatus for Providing Privacy/Security in a Communication System". This patent covers apparatus and methods for providing privacy on communications systems which include radio links in a manner which does not require both a scrambler and descrambler at each called party location. This allows the cellular user to route calls in encrypted form through a central location and then on to the called party in decoded form without the necessity of routing the call through a cellular service carrier's MTSO. In addition, Cycomm owns certain trademarks in the marketing of Cycomm's cellular and telephone voice privacy products.

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

In general, the FCC and its approval process is objective. Product designs are required to meet these objective criteria and specifications. In the event that a Cycomm privacy product failed a test, the introduction of the product would be delayed.

To date, Cycomm has been able to comply with all governmental requirements without incurring significant costs. However, Cycomm cannot determine the extent to which future earnings may be affected by new legislation or regulations affecting its industry.

COMPETITION

The markets for privacy and encryption products and secure and rugged computing are niche value added markets. As the markets grow and/or the Company is successful, it is anticipated that competitors will enter these markets. Such competitors, who may be larger and better capitalized than the Company, will face significant cost and time commitments necessary to compete directly with the Company. In this regard, the Company believes that its focus on niche markets in which it has developed various strategic relationships, its proprietary technology and the uncertainty of the developing markets provide barriers to entry against competitors.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 1996, the Company leased the following facilities:

                                                              Approximate
   Location        Type of Facility        Condition           Square Ft.
   --------        ----------------        ---------           ----------
McLean, VA       Executive Office          Excellent             4,000
Portland, OR     R&D and Distribution         Good               6,500
Sebastian, FL    Corporate, R&D,           Excellent            44,000
                 Manufacturing
                 and Distribution
Montreal, QB     Manufacturing, R&D and    Excellent            10,300
                 Distribution

See also Note 8 to the Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings against it other than routine litigation that is incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1996, the Company held its Annual Meeting of Stockholders in McLean, Virginia pursuant to the Notice of Annual Meeting and related Proxy Statement dated October 11, 1996. As follows are the actions that were taken at the meeting:

1. To elect Albert I. Hawk, Rick E. Mandrell and Hubert Marleau as directors for one-year term expiring in 1997. The results of the voting were as follows:

         Nominee                        For                      Withheld
         -------                        ---                      --------

         Albert I. Hawk                5,214,705                 42,550
         Rick E. Mandrell              5,212,505                 44,750
         Hubert Marleau                5,200,297                 56,958


2. To approve the selection of Ernst & Young, LLP., as independent certified public accountants for the 1997 fiscal year. The results of the voting were as follows:


         For                            Against                  Withheld
         ---                            -------                  --------

         5,205,847                      5,600                    44,308


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on The American Stock Exchange ("AMEX") under the symbol "CYI". The following tables set forth the reported high and low sales prices as reported by AMEX for the periods indicated:


                                        High                      Low
                                         ----                      ---
YEAR ENDED MAY 31, 1995
         First quarter *                 $11.25                   $2.80
         Second quarter *                 11.25                    7.20
         Third quarter *                  11.90                    6.25
         Fourth quarter *                 11.90                    5.65

YEAR ENDED MAY 31, 1996
         First quarter *                 $11.25                   $4.38
         Second quarter*                   6.75                    3.75
         Third quarter                     5.63                    3.19
         Fourth quarter                    7.25                    2.88

SEVEN MONTHS ENDED DECEMBER 31, 1996
         First quarter                    $7.31                   $3.25
         Second quarter                    5.44                    3.13
         Month of December 1996            3.69                    2.56

         * restated to reflect the 1 for 5 Reverse Split of the outstanding shares of common stock, effective October 19, 1995.




The number of record holders of the common stock as of March 17, 1997 was 1,003.

The Company has no present intention of paying dividends on the common stock in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant. However, the Company was required to pay an 8% cumulative dividend on all outstanding Series A Preferred Stock. Effective September 30, 1996, all outstanding shares of Series A Preferred Stock were converted to common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1995

The Company has changed its fiscal year end from May 31 to December 31 effective December 31, 1996. Accordingly, the results of operations reported for the transition period of the seven months ended December 31, 1996 are compared to the most applicable period from the previous fiscal year which is the six months ended November 30, 1995.

The revenues for the seven months ended December 31, 1996 were $8,588,845 which represents an increase of 907% over revenues of $852,428 for the prior period. The increased revenues are related to the inclusion of the revenues of XL Computing and XL Canada from March 1996 and June 1996, respectively. These newly acquired subsidiaries accounted for $7,705,374, or 90% of total revenues. The remaining revenue of $883,471 related to the communications security products segment and reflected an approximate 4% increase from the prior period.

Cost of sales for the seven months ended December 31, 1996 were $6,763,463 as compared to cost of sales of $448,298 for the prior period. The increase is related to the acquisitions of XL Computing and XL Canada. These subsidiaries, which form the computer products segment, contributed $6,240,046 to total cost of sales which resulted in a gross margin of 19% for sales in this segment. The current period gross margin is low as a result of non-recurring write-offs of certain deferred project costs and certain inventory adjustments. The gross margin for sales in the communications security products segment was 41%, as compared to 47% in the prior period. The decrease in gross margin in the communications products segment is due to the sale of written down products in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company elected to incur certain expenses and one time charges in the period ended December 31, 1996. Operating expenses increased to $5,046,970 for the seven months ended as compared to $2,472,893 for the prior period. The increase is mainly due to the acquisition of XL Computing and XL Canada. Selling, general and administrative ("SG&A") expenses increased to $4,462,434 for the period ended December 31, 1996 as compared to $1,942,806 from the prior period. This increase is due to the acquisitions and represent increased personnel, facilities and operating costs. Research and development costs increased 191% to $841,103 for the period ended December 31, 1996. This increase reflects the Company's expenditures developing the CSD cellular security device, the enhancements on the TEMPEST line of computers and the development of the PCMobile computer. Depreciation and amortization increased 94% to $535,162 for the seven months ended and reflects the increased depreciation and amortization of capital assets and goodwill related to the acquisitions. During the seven months ended December 31, 1996, the Company recorded write-down of inventories in the communications security totaling $476,099. The write-downs covered certain raw materials and finished goods related to analog scrambling products no longer produced. Additionally, the Company recorded a write-down of $544,648 related to the sale of its investment in Galactica. This write-down reflects the full reserve of a contingent promissory note received as consideration in the sale of Galactica. However, it is possible the Company will receive payment on all or a portion of the contingent promissory note in the future and is expected to account for this as other income at the time of receipt.

Interest expense for the seven months ended December 31, 1996 was $1,499,781 as compared to $524,195 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines. Included in interest expense are charges of $1,235,125 and $466,666 for the seven months ended December 31, 1996 and the six months ended November 30, 1995, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

The net loss of $6,491,603, or ($0.92) per share, for the seven months ended December 31, 1996 represents an increase from $2,984,154, or ($0.83) per share for the six months ended November 30, 1995. The increase in net loss in largely due to the losses generated by the acquired subsidiaries and the non-recurring write-downs of inventories and the investment in Galactica and the non-recurring interest charges. The loss per share has remaining relatively steady as the weighted average number of shares outstanding has increased from 3,613,192 at November 30, 1995 to 7,040,356 December 31, 1996.

YEAR ENDED MAY 31, 1996 COMPARED TO MAY 31, 1995

Sales increased to $4,985,036 from $1,283,081 during the same period for the prior year. The increase is attributable to the aggressive commercialization of Cycomm's privacy product line and revenue generated by XL Computing which was acquired as of March 15, 1996. XL Computing's revenue during the period was $3,396,294. For the year ended May 31, 1996, the Company experienced a loss of $9,444,651, an increase of $4,814,205 from the loss of $4,630,446 experienced for the year ended May 31, 1995.

For the year ended May 31, 1996, cost of sales were $3,634,254, an increase from $855,414 for fiscal year 1995. Administrative and operating expenses increased to $8,943,261, an increase of $3,870,347 from the fiscal 1995 total of $5,072,914. The increase in cost of sales is due to the inclusion in cost of sales of $2,774,646 attributable to XL Computing. The increase in administrative and operating expenses is due in part to the inclusion of XL Computing expenses of $808,442. Severance cost made up the balance of the difference. Depreciation and amortization increased by $853,311 largely due to the accelerated write-off of $501,523 of goodwill in the Communications Security Product segment related to the Datotek acquisition. Inventory write-down increased by $677,560 versus fiscal 1995 due to obsolescence of certain secure communications inventory. Consulting fees increased by $454,631 due to costs associated with hiring a public relations firm and retaining a sales and marketing consulting group for the Communications Security Products segment. Salaries, benefits and management fees increased by approximately $1,000,000. Most of the increase is due to XL Computing costs for the period. The remaining increase is attributable to administrative services.

Research and product development costs increased by $246,536 due to development and preproduction costs associated with Slice CSD technology and upgrading existing product lines.

Interest expense for the year ended May 31, 1996 was $1,895,236 as compared to $41,767 for the prior period. Included in interest expense for the year ended May 31, 1996 is a non-recurring, non-cash charge of $1,660,046 related to convertible debt financings that give effect to beneficial conversion features.

Notes payable and convertible debentures increased by $3,273,892. This debt was incurred to fund working capital obligations. In addition, $1,500,000 of preferred stock was issued to help fund the acquisition of XL Computing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At December 31, 1996, the Company had cash and cash equivalents of $1,220,544. At December 31, 1996, XL Computing was in non-compliance with certain debt covenants on its revolving bank loan. XL Computing has received a waiver relating to these covenants at December 31, 1996.

In the seven months ended December 31, 1996, cash used in operations amounted to $4,872,682. Investing activities used $1,131,876 during the seven months ended December 31, 1996, the major activity being the acquisition of XL Canada on June 21, 1996. Cash provided by financing activities was $4,747,835. The issuance of convertible debentures resulted in net proceeds of $3,510,000. Additionally, the Company obtained equity financing of $830,100 in the form of a private placement and option exercises. The Company obtained traditional bank credit lines in an amount of $1,138,933 in the seven months ended December 31, 1996. Acquisition debt of $703,541 was repaid during the seven months ended December 31, 1996.

The Company's net working capital increased to $4,451,698 at December 31, 1996, from $3,584,335 at May 31, 1996, as funds were raised to make acquisitions and fund working capital needs.

Significant items affecting cash and cash equivalents subsequent to December 31, 1996, include the issue of $3.0 million in convertible debt and the sale of the Company's investment in Galactica for $1,027,000, of which $513,500 was paid in cash at closing. The proceeds from these investing and financing activities will provide working capital for operations and acquisitions during the 1997 fiscal year.

Until the operations of secure communications products achieves certain levels, this business segment will require additional financing through funding from other subsidiaries activities, borrowings or issuance of equity and debt securities. The Company expects its computer equipment segment to be able to fund operations from working capital, secured lines of credit and funding from the parent company. The Company believes that it has the capital resources to raise funds through additional debt and equity financings, to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations during the remainder of the present fiscal year. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company. In that event, there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

                           CYCOMM INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1996
                   AND THE YEARS ENDED MAY 31, 1996 AND 1995

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 1997, and is hereby incorporated by reference herein.

SECTION 16 REPORTS

The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1997 and is hereby incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1997 and is hereby incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1997 and is hereby incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1997 and is hereby incorporated by reference herein.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.

                                                                    Page Number
                                                                    -----------
    1.1      Certificate of Incorporation                               (1)
    1.2      Certificate of Incorporation on Change of Name             (1)
    1.3      Certificate of Continuance                                 (1)

Material Contracts:
    10.1     Agreement by and between Cycomm Corporation and            (2)
             Cycomm International Inc. and Datotek, Inc. and
             AT&T Corp.
    10.2     Management Services Agreement - Peter Hickey               (1)
    10.3     Management Services Agreement - Rick E. Mandrell           (1)
    10.4     Management Services Agreement - Gordon Collett             (1)
    10.5     Stock Purchase Agreement by and among the Company          (3)
             and XL Vision Inc. and XL Computing Corporation
             dated March 21, 1996

    10.6     Asset Purchase Agreement among and between                 (4)
             9036-8028 Quebec, Inc., Cycomm International Inc.
             and M3i Technologies, Inc. and M3i Systems Inc.
             date June 21, 1996

    10.7     Management Services Agreement - Albert I. Hawk             (5)
    10.8     Employment Agreement - Michael R. Skoff                    ___
    21.1     Subsidiaries of the Registrant                             ___

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

(5) Previously filed as an Exhibit to Form 10-KSB for the year ended May 31, 1996 dated September 12, 1996 and incorporated by reference herein.

(b)  Reports on Form 8-K:

     1. Current Report on Form 8-K was filed on December 13, 1996 reporting the change of fiscal year end under Item 8. - Change in Year End.

     2. Current Report on Form 8-K was filed on February 21, 1997 reporting the acquisition of substantially all the assets of Delta Data under
          Item 5. - Other Items.

     3. Current Report on Form 8-K was filed on March 18, 1997 reporting the issuance of convertible debentures under Item 9. - Sales of Equity Securities Pursuant to Regulations S.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CYCOMM INTERNATIONAL INC.


Date:    April 9, 1997                         By:   /s/   Albert I. Hawk
                                                   ----------------------------
                                                   Albert I. Hawk
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By: /s/  Michael R. Skoff
                                                   ----------------------------
                                                   Michael R. Skoff
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.


By:   /s/      Albert I. Hawk                                 April 9, 1997
   -----------------------------------------------
      Albert I. Hawk, President and
      Chief Executive Officer

By:  /s/       Hubert Marleau                                 April 9, 1997
   -----------------------------------------------
      Hubert Marleau, Director

By: /s/        Rick E. Mandrell                               April 9, 1997
   -----------------------------------------------
      Rick E. Mandrell, Secretary and
      Director

By: /s/        Ret. Gen. Thomas A. Stafford                   April 9, 1997
   ------------------------------------------------
      Ret. Gen. Thomas A. Stafford, Director

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1996 AND MAY 31, 1996 AND 1995

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES



        We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiaries as of December 31, 1996 and May 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the seven month period ended December 31, 1996 and the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 1996 and May 31, 1996 and the consolidated results of their operations and their cash flows for the seven month period ended December 31, 1996 and the years ended May 31, 1996 and 1995, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2, the Company's consolidated financial statements for the year ended May 31, 1996, have been restated to reflect a change in their method of accounting for their convertible debentures.


Vienna, Virginia
March 27, 1997                                  /s/ Ernst & Young LLP

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                  SEVEN MONTHS
                                                                      ENDED            TWELVE MONTHS ENDED MAY 31,
                                                                   DECEMBER 31,     --------------------------------
                                                                      1996               1996              1995
                                                                  ------------      --------------   ---------------
                                                                                  (Restated Note 2)  (Restated  Note 2)


Sales                                                             $8,588,845           $ 4,985,036       $ 1,283,081
Cost of sales                                                      6,763,463             3,634,254           855,414
                                                                 -----------          ------------       -----------
Gross profit                                                       1,825,382             1,350,782           427,667
                                                                 -----------          ------------       -----------
Expenses
 Selling, general and administrative                               4,462,434             5,730,671         3,671,854
 Research and product development                                    841,103               749,041           502,505
 Depreciation and amortization (Notes 3 and 5)                       535,162             1,228,295           374,984
 Foreign exchange loss(gain)                                          12,906                14,797           (19,326)
 Write-down of inventories to net realizable value                   476,099             1,220,457           542,897
 Write-down of investments to net realizable value (Note 6)          544,648                                   ---
                                                                 -----------        --------------       -----------
                                                                   6,872,352             8,943,261         5,072,914
                                                                 -----------        --------------       -----------
LOSS FROM OPERATIONS                                              (5,046,970)           (7,592,479)       (4,645,247)
                                                                 -----------        --------------       -----------

OTHER INCOME (EXPENSE)

 Interest income                                                      51,540                64,345           111,590
 Interest expense (Note 2)                                        (1,499,781)           (1,895,236)          (41,767)
 Equity in losses of long-term investments                            ---                   ---              (69,580)
 Gain (loss) on sale of fixed assets                                    (898)              (27,300)            3,871
 Other income                                                          4,506                 6,019            10,687
                                                                 -----------         --------------      -----------
                                                                  (1,444,633)           (1,852,172)           14,801
                                                                 -----------         --------------      -----------
NET LOSS                                                         $(6,491,603)          $(9,444,651)      $(4,630,446)
                                                                 ===========         ==============      ===========

LOSS PER SHARE

 Net loss per share                                                   $(0.92)               $(2.36)          $ (1.43)
                                                                 ===========         ==============      ===========

 Weighted average number of common shares outstanding              7,040,356             4,002,289         3,233,467
                                                                 ===========         ==============      ===========

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,             MAY 31,
                                                                                               1996                   1996
                                                                                            ------------        ---------------
 ASSETS                                                                                                         (Restated-Note 2)

 Current assets:

    Cash and cash equivalents                                                                   $1,220,544         $  2,477,267
    Accounts receivable, less allowance for doubtful accounts of $11,526 and $20,864,
      respectively (Notes 7 and 18)                                                              2,170,518            1,782,982
    Inventories (Notes 4, 7 and 18)                                                              5,819,852            2,691,000
    Prepaid expenses                                                                                76,785              186,451
                                                                                               ------------        -------------
       Total current assets                                                                      9,287,699            7,137,700
                                                                                               ------------        -------------

 Fixed assets, net (Note 5)                                                                      1,663,176            1,593,672

 Goodwill, net of accumulated amortization of $1,398,555 and $1,223,278, respectively
    (Note 3)                                                                                     1,673,835            1,849,114

 Other assets:
    Notes receivable                                                                                41,521               69,182

    Long-term investments (Note 6)                                                                 513,500            1,175,859
    Deferred technology costs, net of accumulated amortization of $927,620 and
         $820,093, respectively                                                                     50,227              157,754
    Deferred financing costs, net of accumulated amortization of $42,675 and $14,816,
      respectively                                                                                 264,825              316,084
    Patents, net of accumulated amortization of $25,000 and $2,500, respectively                     ---                 22,500
    Unearned discount                                                                              159,276              499,188
    Other                                                                                           94,699                 ---
                                                                                               ------------        -------------
                                                                                                 1,124,048            2,240,567
                                                                                               ------------        -------------
                                                                                               $13,748,758          $12,821,053
                                                                                               ============        =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable - trade                                                                      $1,871,815          $ 1,746,093
  Accrued liabilities                                                                            1,167,337              658,841
  Due to affiliate (Note 13)                                                                       160,321               60,129
  Dividends payable on preferred stock                                                              86,667               46,000
  Current portion of capital lease obligations (Note 8)                                             81,527                9,360
  Revolving credit facility (Note 7)                                                             1,138,933                ---
  Current portion of notes payable and convertible debentures (Note 7)                             329,401            1,032,942
                                                                                               ------------        -------------
       Total current liabilities                                                                 4,836,001            3,553,365
                                                                                               ------------        -------------

Capital lease obligations, less current portion (Note 8)                                            71,869                8,207

Notes payable and convertible debentures, less current portion (Note 7)                          3,074,999            3,309,001

Deferred credit (Note 3)                                                                           620,466               ---

Commitments (Notes 1, 8 and 18)


Stockholders' equity:

 Series A Preferred stock, 15,000 shares issued and outstanding at May 31, 1996
   (Note 9)                                                                                       ---                 1,500,000
 Common stock, no par value, unlimited authorized shares, 8,050,401 and 5,943,771 shares issued and outstanding at December 31, 1996 and May 31, 1996,
  respectively (Notes 9 and 10)                                                                 42,970,749           35,743,536
 Accumulated deficit                                                                           (37,825,326)         (31,293,056)
                                                                                              -------------        -------------
   Total stockholders' equity                                                                    5,145,423            5,950,480
                                                                                              -------------        -------------
                                                                                               $13,748,758          $12,821,053
                                                                                              =============        =============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  SEVEN MONTHS
                                                                      ENDED                TWELVE MONTHS ENDED MAY 31,
                                                                   DECEMBER 31,     -----------------------------------------
                                                                       1996              1996                    1995
                                                                  -------------     -----------------     -------------------
                                                                                    (Restated - Note 2)   (Restated - Note 2)
OPERATING ACTIVITIES
 Net loss                                                          $(6,491,603)            $(9,444,651)           $(4,630,446)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation and amortization                                   535,162               1,228,295                374,984
       Loss (gain) on sale of fixed assets                                 898                  27,300                 (3,871)
       Write-down of inventories to net realizable value               476,099               1,220,457                542,897
       Write-down of investments to net realizable value               544,648                 ---                     ---
       Non-cash expenses                                             1,360,125               1,835,046                 ---
       Deferred technology costs                                       107,527                 184,333                186,666
       Equity in losses of long-term investments                        ---                     ---                    69,580
 Change in operating assets and liabilities (Note 11)               (1,405,538)                609,653               (339,729)
                                                                    -----------            ------------           ------------
 Cash used in operating activities                                  (4,872,682)             (4,339,567)            (3,799,919)
                                                                    -----------            ------------           ------------

INVESTING ACTIVITIES
 Long-term investments                                                 117,711                  ---                   (32,311)
 Prepayment of royalties                                                ---                     30,466                   (404)
 Acquisition of fixed assets                                          (192,425)               (135,907)               (26,464)
 Proceeds on disposal of fixed assets                                    5,997                  24,389                 19,803
 Payment for acquisitions, net of cash acquired:
     - XL (Canada) Inc. (Note 3)                                    (1,000,000)                 ---                     ---
     - XL Computing Corporation (Note 3)                                ---                 (2,150,000)                 ---
     - Advanced Cellular Privacy System (Note 3)                        ---                     ---                  (250,000)
 Increase in notes receivable                                          (15,000)                (20,000)               (56,364)
 Decrease in notes receivable                                           42,661                   1,427                  ---
 Acquisition of patents                                                 ---                    (25,000)                 ---
 Other                                                                 (90,820)                 ---                     ---
                                                                    -----------            ------------           ------------
 Cash used in investing activities                                  (1,131,876)             (2,274,625)              (345,740)
                                                                    -----------            ------------           ------------


FINANCING ACTIVITIES
 Issuance of common stock                                              830,100                 ---                  2,692,512
 Borrowings under notes payable                                      1,138,933                  38,349                  8,000
 Repayment of notes payable and convertible debentures                (703,541)               (315,336)               (81,549)
 Borrowings under convertible debentures                             3,900,000               8,425,000                130,000
 Deferred financing costs on convertible debentures                   (390,000)               (842,500)                 ---
 Obligations under capital leases                                       ---                     ---                    11,731
 Repayment of obligations under capital leases                         (27,657)                 (5,774)               (25,119)
                                                                    -----------            ------------           ------------
 Cash provided by financing activities                               4,747,835               7,299,739              2,735,575
                                                                    -----------            ------------           ------------

 Increase (decrease) in cash and cash equivalents during
       the year                                                     (1,256,723)                685,547             (1,410,084)
 Cash and cash equivalents, beginning of period                      2,477,267               1,791,720              3,201,804
                                                                    -----------            ------------           ------------
 Cash and cash equivalents, end of period                           $1,220,544             $ 2,477,267            $ 1,791,720
                                                                    ===========            ============           ============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                  PREFERRED     PREFERRED            COMMON         COMMON        SPECIAL       ACCUMULATED
                                   SHARES         STOCK              SHARES         STOCK        WARRANTS        DEFICIT
                                   ------         -----              ------         -----        --------        -------
BALANCE, MAY 31, 1994                 ---              ---         3,012,447     $20,940,396   $2,020,639      $(17,171,959)

Net loss                                                                                                         (4,630,446)
Issuance of common stock:
  Exercise of stock options                                           21,900          87,567
  Exercise of special warrants                                       160,000       2,020,639   (2,020,639)
  Acquisition of ACPS                                                100,000         937,500
  Private placement                                                  298,775       2,604,945
  Exchange for interest in
   subsidiary                                                          1,194          15,145
                                  ------        ----------        -----------    -----------    ---------      -------------
BALANCE, MAY 31, 1995                ---               ---         3,594,316      26,606,192          ---       (21,802,405)
                                  ------        ----------        -----------    -----------    ---------      -------------

Net loss                                                                                                         (9,444,651)
Issuance of preferred stock
  on acquisition of XLCC          30,000       $ 3,000,000
Issuance of common stock:
  Issued in payment for
    services                                                          63,000         300,000
  Issued in settlement of
    liabilities                                                       76,978         363,455
  Conversion of debentures                                         1,809,477       4,814,655
  Conversion of preferred
    stock                        (15,000)       (1,500,000)          400,000       1,500,000
Beneficial conversion feature
  of convertible debt                                                              2,159,234
Dividends on preferred stock                                                                                        (46,000)
                                  ------        ----------        -----------    -----------    ---------      -------------
BALANCE, MAY 31, 1996             15,000         1,500,000         5,943,771      35,743,536          ---       (31,293,056)
                                  ------        ----------        -----------    -----------    ---------      -------------

Net loss                                                                                                         (6,491,603)
Issuance of common stock:
   Conversion of  debentures                                       1,393,186       3,911,880
   Conversion of preferred
     stock                       (15,000)       (1,500,000)          400,000       1,500,000
   Private placement                                                 195,331         530,100
   Exercise of options                                               100,000         300,000
   Acquisition earn-out                                               18,113          90,020
Beneficial conversion feature
  of convertible debt                                                                895,213
Dividends on preferred stock                                                                                        (40,667)
                                 -------      ------------        -----------    -----------    ---------      -------------
BALANCE, DECEMBER 31, 1996           ---       $       ---         8,050,401     $42,970,749    $     ---      $(37,825,326)
                                 =======      ============       ============    ===========    =========      =============

                            (See accompanying notes)

CYCOMM INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. (the "Company"), prior to its acquisition of XL Computing Corporation ("XLCC") in March 1996 and XL Computing (Canada) Inc. ("XL Canada") in June 1996, was exclusively a provider of communications security products and services for wireless and landline applications. The Company's product line was primarily focused on enabling secure voice communications over cellular phones. The Company's product line includes two methods to secure communications; scrambling and encryption.

Effective March 15, 1996, the Company acquired XLCC and effective June 21, 1996 acquired XL Canada. These companies, which are wholly-owned subsidiaries, are engaged in the design, manufacture, sale and support of value added, secure, ruggedized computer equipment, communications systems and related services.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $6,491,603 for the seven months ended December 31, 1996 and as of that date had an accumulated deficit of $37,825,326. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Until the Company recognizes the benefits of the restructuring of the operations of the communications security products segment, this business segment will be required to rely upon existing cash and raise additional capital to fund operations.

The Company expects the computer equipment segment to be able to fund operations from working capital, secured lines of credit and parent company financing. In the event that sales are less than anticipated during fiscal 1997, the Company may be required to seek additional financing through borrowings or sales of equity securities.

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

RESTATEMENTS

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

The Company has restated their May 31, 1996 financial statements to recognize a recently announced position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first become convertible. This prior period adjustment resulted in additional interest expense of $1,660,046 in the year ended May 31, 1996 or $0.41 per share.

FISCAL YEAR

Effective December 31, 1996, the Company changed its fiscal year end from May 31 to December 31. Accordingly, the Company has reported its results of operations, stockholders' equity and cash flows for the transition period relating to the seven months ended December 31, 1996.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and subsidiary companies more than 50 percent owned after elimination of inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined by the replacement cost method for raw materials and the net realizable value method for work in process and sub-assemblies and finished goods. Inventories also include certain capitalized project costs and demonstration equipment which are stated at amortized cost, which approximates net realizable value.

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

FIXED ASSETS AND DEPRECIATION

Fixed assets are carried at the lower of cost or market less accumulated depreciation and amortization. Depreciation is calculated on a straight line basis over the estimated useful lives of the fixed assets as follows:

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

LONG-TERM INVESTMENTS

As of May 31, 1996, the investment in 25.5% owned Sistemas de Recepcion de Satellite Galactica C.A. ("Galactica") was recorded at cost as management was of the opinion the Company did not exercise significant influence over the operations of Galactica as the remaining 74.5% of Galactica was owned by a single shareholder actively involved in the day-to-day operations of Galactica and the audited financial statements of Galactica were not available on a timely basis. Additionally, the Company had only one representative on a five member Board of Directors of which the other four directors were related to the majority shareholder. The Company has disposed of this investment and has written it down to its net realizable value. (See Note 6).

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

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with generally accepted accounting principles. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity. Exchange adjustments from foreign currency transactions are recognized in income.

GOODWILL

The excess of the purchase price over the fair market value of the net assets of subsidiaries acquired is being amortized on a straight line basis over periods varying from three to ten years. Goodwill is written down to fair value when declines in value are considered to be other than temporary based upon an assessment of undiscounted future cash flows of the respective subsidiaries.

STOCK OPTIONS GRANTED

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of the grant. Statement No. 123, effective for the period ended December 31, 1996, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data must be provided in the footnotes to the financial statements. The Company supplementally discloses the required pro forma information as if the fair value method had been adopted effective June 1, 1995. (See Note 10).

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform with the December 31, 1996 presentation.

NOTE 3:  ACQUISITIONS

XL COMPUTING (CANADA) INC.

On June 21, 1996, the Company completed the Asset Purchase Agreement by and among the Company and 9036-8028 Quebec, Inc., a wholly-owned subsidiary, and M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller") whereby 9036-8028 Quebec, Inc. acquired substantially all of the assets of M3i Technologies Inc., for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. Subsequent to the asset acquisition, 9036-8028 Quebec, Inc. was renamed XL Computing Canada, Inc. ("XL Canada"). XL Canada is based in Montreal, Quebec and is engaged in the design, manufacture, sale and support of mobile computing and communications systems.

The aggregate purchase price consists of cash of $1,000,000 and common stock of the Company valued at a maximum of $4,000,000 for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. The amount of the common stock is subject to earn-out provisions based on the achievement of certain unit sales volumes for a five year period. Any common stock issued under the earn-out provisions will be issued at the average current market price of the last month for the quarter in which it was earned. The earn-out provisions will be fully satisfied upon the Company recording approximately $31 million in revenues from the sales of computer units over five years.

The acquisition of the assets by XL Canada was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The fair market value of the monetary and nonmonetary assets acquired was $2,182,527 and the fair value of the liabilities assumed was $147,160. After an allocation to reduce nonmonetary assets acquired to zero, the remaining excess of the estimated fair market value of net assets acquired over the purchase price amounted to $1,035,367, which has been accounted for as a deferred credit and is being amortized over ten years using a straight line basis. The value of common stock issued to the Seller as the contingent consideration is earned subject to the earn-out provisions will be recorded against the deferred credit. For the period ended December 31, 1996, the contingent consideration earned was $380,656 which was paid in 18,113 shares of common stock issued in the seven months ended December 31, 1996 and 93,754 shares of common stock issued subsequent to December 31, 1996. The accompanying consolidated statements of operations reflect the operating results of XL Canada since the effective date of the acquisition.

Pro forma unaudited consolidated operating results of the Company and XL Canada for the years ended May 31, 1996 and 1995, assuming the acquisition had occurred as of June 1, 1994, are summarized below:



                                                Years Ended May 31,
                                                -------------------
                                               1996             1995
                                              ------           ------
 Sales                                       $6,951,715      $1,381,394
 Net Loss                                  $(10,645,943)    $(4,600,386)
 Net Loss per Share                              $(2.66)         $(1.42)

The pro forma financial information is for illustrative purposes only, and does not purport to be indicative of the actual results which would have occurred had the XL Canada acquisition been completed as of June 1, 1994, nor is it necessarily indicative of future operating results.

XL COMPUTING CORPORATION

Effective March 15, 1996, the Company acquired 100% of the stock of XL Computing Corporation ("XLCC") of Sebastian, Florida. The purchase price consisted of $2,000,000 in cash, a $635,165 promissory note, 30,000 shares of Series A Convertible Redeemable Preferred Stock valued at $3,000,000 and acquisition costs of $150,000, for an aggregate purchase price of $5,785,165. The Company also granted warrants to purchase 500,000 common shares of the Company at $3.75 to the seller. XLCC is engaged in the design, manufacture, sale and support of secure, ruggedized computer equipment and related services.

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

Pro forma unaudited consolidated operating results of the Company and XLCC for the years ended May 31, 1996 and 1995, assuming the acquisition had occurred as of June 1, 1994, are summarized below:

                                                Years Ended May 31,
                                                -------------------
                                               1996             1995
                                              ------           ------
 Sales                                      $11,770,363     $10,707,359
 Net Loss                                  $(10,101,999)    $(4,543,229)
 Net Loss per Share                              $(2.52)         $(1.41)

The pro forma financial information is for illustrative purposes only, and does not purport to be indicative of the actual results which would have occurred had the XLCC acquisition been completed as of June 1, 1994, nor is it necessarily indicative of future operating results.

ADVANCED CELLULAR PRIVACY SYSTEM

On March 15, 1995, as amended on April 11, 1995, Cycomm Corporation, a wholly-owned subsidiary, entered into an agreement with Datotek, Inc. ("Datotek"), a wholly-owned subsidiary of AT&T Corp. ("AT&T"), under which Cycomm Corporation acquired certain assets and products of Datotek's Advanced Cellular Privacy System ("ACPS") business. ACPS is an analog-based scrambler system which provides privacy for cellular communications. Cycomm Corporation also obtained an exclusive perpetual royalty-free license for the use of ACPS technology, and certain licenses, agreements, customers and sales contracts of ACPS. AT&T also agreed not to compete with Cycomm Corporation with regard to certain ACPS technology for a period of five years. AT&T will support the integration of ACPS's existing systems into Cycomm Corporation's privacy products. AT&T also granted Cycomm Corporation a non-exclusive, royalty-free license for its current and future Telephone Security Device ("TSD") technology which is currently used in AT&T's wireless and wireline products. Cycomm Corporation will utilize the TSD technology in its existing and future cellular telephone privacy systems in order to make them compatible with AT&T's current and future TSD-encrypted voice systems.

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

NOTE 4:  INVENTORIES

Inventories by categories are as follows:

                                                      DECEMBER 31,           MAY 31,
                                                          1996                1996
                                                    ---------------        ----------
 Raw materials                                         $3,859,242          $1,486,645
 Work in process and sub-assemblies                     1,593,705             941,989
 Finished goods                                           366,905             262,366
                                                       ----------          ----------
                                                       $5,819,852          $2,691,000
                                                       ==========          ==========

NOTE 5:  FIXED ASSETS

Fixed assets and accumulated depreciation and amortization by categories are as follows:

                                                                           ACCUMULATED
                                                                        DEPRECIATION AND          NET BOOK
                                                          COST            AMORTIZATION              VALUE
                                                   -------------------  -------------------  ------------------
 DECEMBER 31, 1996


 Land                                                    $48,000              $    ---               $48,000
 Equipment under capital leases                          206,913               117,755                89,158
 Furniture and fixtures                                  163,107                40,556               122,551
 Research equipment                                      773,218               274,619               498,599
 Computer equipment                                      569,615               266,892               302,723
 Marketing equipment                                      61,432                26,999                34,433
 Office equipment                                         89,148                 9,843                79,305
 Manufacturing equipment                                 640,568               178,049               462,519
 Leasehold improvements                                   33,462                 7,574                25,888
                                                      ----------              --------            ----------
                                                      $2,585,463              $922,287            $1,663,176
                                                      ==========              ========            ==========


 MAY 31, 1996


 Land                                                 $   48,000              $    ---            $   48,000
 Equipment under capital leases                          111,424                95,634                15,790
 Furniture and fixtures                                  173,709                31,670               142,039
 Research equipment                                      761,276               190,186               571,090
 Computer equipment                                      514,023               199,635               314,388
 Marketing equipment                                      54,570                26,581                27,989
 Office equipment                                         42,072                 4,772                37,300
 Manufacturing equipment                                 554,061               118,995               435,066
 Leasehold improvements                                    8,482                 6,472                 2,010
                                                      ----------              --------            ----------
                                                      $2,267,617              $673,945            $1,593,672
                                                      ==========              ========            ==========



NOTE 6:  OTHER ASSETS

LONG-TERM INVESTMENTS


                                                                     DECEMBER 31,        MAY 31,
                                                                         1996             1996
                                                                    ---------------  --------------
 Sistemas de Reception de Satellite Galactica C.A. ("Galactica")      $513,500         $1,175,859

On October 29, 1993, the Company acquired, for cash of $596,800 [60 million bolivars], a 25.5% interest in the common shares of Galactica, a telecommunication systems integration and distribution company. During the year ended May 31, 1994, the Company advanced an additional $521,150 as 10% promissory notes receivable, due on demand. During the years ended May 31, 1996 and 1995, the shareholders of Galactica agreed to convert notes receivable and accrued interest thereon, on a pro-rata basis, into additional equity of Galactica. At December 31, 1996, May 31, 1996 and 1995, the promissory note receivable amounted to $18,443, $18,443, and$138,505, respectively. In November 1996, the Company received a return of its equity investment in an amount of $117,711.

In March 1997, the Company sold its investment in Galactica to the majority shareholder for an aggregate consideration of $1,027,000, consisting of $513,500 cash at closing and a $513,500 Contingent Promissory Note (the "Note"). The payment of the Note is contingent on the future earnings of Galactica. While management currently believes that the Note will be fully paid, the contingencies that require payments on the Note are undeterminable and not controllable by the Company. Therefore the Company has fully reserved for the Note and an amount of $513,500 is included in the results of operations for the seven months ended December 31, 1996.


NOTE 7:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                                       DECEMBER 31,         MAY 31,
                                                                          1996               1996
                                                                     ----------------  ----------------
 12% promissory note payable, due December 31, 1996                       $230,000       $  330,000

 7% promissory note payable, due December 31, 1996                          99,401          635,165

 10% convertible debentures, due December 4, 1997                              ---          100,000

 9.5% convertible debentures, due March 19, 1998                            49,999          984,001

 10% convertible debentures, due May 21, 1998                                  ---        1,750,000

 10% convertible debentures, due May 29, 1998                              275,000          475,000

 10% convertible debentures, due June 11, 1998                             350,000              ---

 10% convertible debentures, due September 30, 1998                        400,000              ---

 10% convertible debentures, due October 18, 1998                        2,000,000              ---

 Revolving credit facility, prime + 1 1/2, due on demand                 1,138,933              ---

 8% note payable, due October 1, 1996                                          ---           35,109

 Other notes payable                                                           ---           32,668
                                                                        ----------       ----------
                                                                         4,543,333        4,341,943
 Less current portion                                                    1,468,334        1,032,942
                                                                        ----------       ----------
                                                                        $3,074,999       $3,309,001
                                                                        ==========       ==========

Scheduled maturities of notes payable and convertible debentures are as follows:


 YEAR ENDING DECEMBER 31,
 1997                                 $1,468,334
 1998                                  3,074,999
                                      ----------
                                      $4,543,333
                                      ==========

The 12% promissory note payable was incurred in conjunction with the acquisition of the Datotek assets and was due on April 12, 1996. The Company restructured the note payable so that principal, and accrued interest thereon, is due in installments of $100,000 due on April 11, 1996, July 11, 1996 and October 11, 1996, with the remaining $130,000 principal due on December 31, 1996. This note is collateralized by all the assets acquired in the Datotek acquisition. The Company is in default on this note and currently is in negotiations with the lender to restructure this obligation.

The 7% promissory note payable was incurred in conjunction with the acquisition of XLCC. This note is collateralized by certain accounts receivable of XLCC. Principal payments, with accrued interest thereon, were due in the amount of $75,000 each month from July 21, 1996 to October 21, 1996, with the remaining principal balance of $335,165 due on December 31, 1996. This note was restructured and the final payment of $99,401 was paid on January 31, 1997.

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

The Company issued $3,000,000 of 10% convertible debentures due December 4, 1997 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.50 per share or 75% of the average closing bid price of the Company's common stock prior to conversion. During the seven months ended December 31, 1996, principal and accrued interest in an amount of
$106,712 were converted into 42,314 shares of common stock.    During the year
ended May 31, 1996, principal and accrued interest in an amount of $2,994,490 were converted into 1,119,211 shares of common stock.

The Company issued $1,800,000 of 9.5% convertible debentures due March 19, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $3.125 per share or a range of 79% to 81% of the average closing bid price of the Company's common stock prior to conversion. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $960,891 were converted into 325,992 shares of common stock. During the year ended May 31, 1996, principal and accrued interest in an amount of $828,459 were converted into 262,634 shares of common stock.

The Company issued $1,750,000 of 10% convertible debentures due May 21, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.06 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after August 21, 1996. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $1,797,626 were converted into 560,991 shares of common stock.

The Company issued $475,000 of 10% convertible debentures due May 29, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $6.00 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after September 2, 1996. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $207,908 were converted into 78,272 shares of common stock.

On June 11, 1996, the Company issued $1,500,000 of 10% convertible debentures due June 11, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $5.34 per share or a range of 79% to 85% of the average closing bid price of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after October 9, 1996. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $1,183,932 were converted into 385,617 shares of common stock.

On September 30, 1996, the Company issued $400,000 of 10% convertible debentures due September 30, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.80 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after February 2, 1997.

On October 18, 1996, the Company issued $2,000,000 of 10% convertible debentures due October 18, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.50 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after February 20, 1997.

XLCC obtained a revolving credit facility from a bank under which XLCC may, at its option, borrow and repay amounts up to a maximum of $1,500,000, of which $1,138,933 was outstanding at December 31, 1996. Borrowings under this credit facility bear interest at prime plus 1 1/2 %. The credit facility is collateralized by XLCC's trade accounts receivable and inventory and is guaranteed by the Company. As of December 31, 1996, XLCC was in non-compliance with certain debt covenants, namely a minimum equity covenant and an interest coverage covenant. XLCC has obtained a waiver for these debt covenants from the lender as at December 31, 1996.

Subsequent to December 31, 1996, convertible debentures and accrued interest thereon in an amount of $2,537,615 were converted into 990,004 shares of common stock.

NOTE 8:  COMMITMENTS

LEASE COMMITMENTS

The Company leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments including imputed interest from 7.86% to 13.33% through December 31, 2001. The Company occupies office space at various locations under operating leases. Future minimum lease payments under the Company's capital and non-cancellable operating leases are as follows:

                                                                      CAPITAL            OPERATING
YEAR ENDING DECEMBER 31,                                              LEASES              LEASES
1997                                                                  $ 89,803          $  626,821
1998                                                                    37,236             581,500
1999                                                                    16,194             401,520
2000                                                                    16,194             391,659
2001                                                                    15,774             151,020
                                                                      --------          ----------
                                                                       175,201          $2,152,520
Less:  amount representing interest on capital leases                   21,805          ==========
                                                                      --------
Present value of future minimum capital lease payments                $153,396
                                                                      ========

Long-term interest on capital leases amounted to $4,271, $6,315 and $2,792 for the seven months ended December 31, 1996 and the fiscal years ended May 31,1996 and 1995, respectively. Total rental expense under the various operating leases amounted to $309,982, $224,376 and $181,182 for the seven months ended December 31, 1996 and the fiscal years ended May 31, 1996 and 1995, respectively.


NOTE 9:  CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

COMMON STOCK

The issued common stock of the Company consisted of 8,050,401 and 5,943,771 shares as of December 31, 1996 and May 31, 1996, respectively. In October 1995, the Company effected a 1 for 5 reverse stock split. All per share information has been adjusted to reflect the stock split. Loss per common share is calculated based on the weighted average number of common shares outstanding during each period. The computation of fully diluted net loss per share was antidilutive in each of the periods presented.

During the seven months ended December 31, 1996, convertible debentures and accrued interest thereon were converted into 1,393,178 shares of common stock. Subsequent to December 31, 1996, convertible debentures and accrued interest thereon were converted into 990,004 shares of common stock. Additionally, on September 30, 1996 the remaining shares of Series A Preferred Stock were converted into 400,000 shares of common stock. If these conversions had occurred on June 1, 1996, the reported net loss per common share for the seven months ended December 31, 1996 would have decreased $0.15 to $0.60 per share.

PREFERRED STOCK

At May 31, 1996, the Company had outstanding 15,000 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock had a Conversion Value, as defined, of $100 per share. The holder of each share of Series A Preferred Stock was entitled to receive dividends at a rate of 8% of the Conversion Value per annum, such dividends to be cumulative from the date of issuance. The holders of the Series A Preferred Stock had no voting rights with respect to any vote of the common stockholders of the Company. The Company may redeem any or all shares of Series A Preferred Stock at a redemption price per share equal to the Conversion Value. The holder of any shares of Series A Preferred Stock had the right to convert all or part into common stock of the Company at $3.75 per share of common stock. On September 30, 1996, the holder of the 15,000 shares of Series A

Preferred Stock converted all shares to common stock pursuant to the conversion terms.

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


NOTE 10:  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has granted stock options to directors, officers, employees and other parties which become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted. The following table summarizes the activity in common shares subject to options for the relevant periods ended December 31, 1996:

                                       SHARES        OPTION PRICE RANGE
                                       ------        ------------------
 BALANCE, MAY 31, 1994                 185,467       $3.83 - $14.58 (1)

     Granted                           310,000          $4.05 - $8.10
     Exercised                         (21,900)             $3.83
     Terminated                        (26,200)        $5.00 - $10.00
                                     ---------

 BALANCE, MAY 31, 1995                 447,367         $4.05 - $14.58

     Granted                           980,000          $3.00 - $6.00
     Exercised                           ---                 ---
     Terminated                      (113, 367)        $5.87 - $14.58
                                     ---------

 BALANCE, MAY 31, 1996               1,314,000         $3.00 - $10.95

     Granted                           597,500          $3.50 - $4.00
     Exercised                        (100,000)             $3.00
     Terminated                       (410,000)        $5.00 - $10.00
                                     ---------

 BALANCE, DECEMBER 31, 1996          1,401,500         $3.00 - $10.95
                                     =========

(1) The option price range includes the effects of the repricing of 80,400 options with an exercise price range of $11.60 - $12.95 to a reduced exercise price range of $3.83 - $10.00 during the year ended May 31, 1995.

The number and exercise price of all options outstanding have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995. Options were exercisable with respect to 1,401,500 shares at December 31, 1996. Subsequent to December 31, 1996, a total of 75,000 options to purchase common shares with an exercise price ranging from $3.00 to $3.31 and expiration dates ranging from December 31, 1998 to February 1, 2002 were granted.

The Company adopted Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("FAS 123") as of June 1, 1995. The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its stock option and warrant incentive plans using the intrinsic value based method of accounting (see Note 2) and to provide the required pro forma information for stock options and warrants granted after June 1, 1995. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire stock. Had compensation expense for the Company's stock options and warrants granted after June 1, 1995 been determined on a based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                                                    SEVEN MONTHS ENDED            YEAR ENDED                YEAR ENDED
                                                    DECEMBER 31, 1996             MAY 31, 1996             MAY 31, 1995
                                                    ------------------      -----------------------  -------------------


 Net loss                                                $(6,491,603)             $(9,444,651)             $(4,630,446)
 Compensation expense                                     (1,113,273)              (1,360,318)              (1,224,115)
                                                         ------------            -------------             ------------
 Pro forma net loss                                      $(7,604,876)            $(10,804,969)             $(5,854,561)
                                                         ============            =============             ============

 Pro forma loss per share                                     $(1.08)                  $(2.70)                  $(1.81)
                                                              =======                  =======                  =======


The effects on pro forma net loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and warrants and the potential for issuance of additional stock options and warrants in future years.

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0%; an expected volatility of 1.009; a risk free interest rate of 6.13%; and an expected life of half the period from grant to expiration.

The weighted average fair values and exercise prices are as follows:

                                    SEVEN MONTHS ENDED          YEAR ENDED              YEAR ENDED
                                     DECEMBER 31, 1996          MAY 31, 1996            MAY 31, 1995
                                    ------------------     ------------------        -----------------
 Weighted-average fair value
 per option granted                     $2.02                   $2.09                     $3.49

 Weighted-average exercise
 price per option granted               $3.51                   $3.88                     $5.61


COMMON SHARE PURCHASE WARRANTS

The Company has granted common share purchase warrants to directors, officers and other parties which become exercisable immediately and have expiration terms ranging from one year to five years. The warrants are generally granted at an exercise price that equals fair market value of the common stock at the date each warrant is granted. However, certain warrants are granted with an exercise price in excess of the fair market value of the common stock at the date each warrant is granted. At December 31, 1996, warrants to purchase the following shares of the Company's common stock were outstanding:


                      EXERCISE           EXPIRATION
                      --------           ----------
          SHARES        PRICE               DATE
          ------        -----               ----
            298,775   $  8.75        April 24, 1997
             60,000   $  8.10        April 26, 1998
             52,500   $  5.63        May 20, 1998
             75,000   $  4.63        December 4, 1998
            500,000   $  3.75        March 20, 1999
            100,000   $  3.65        May 16, 1999
            281,000   $  8.00        June 11, 1999
              5,000   $  4.75        November 30,2000
          ---------
          1,372,375
          =========


The number and exercise price of all common share purchase warrants have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995.

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:


                                                                  SEVEN MONTHS
                                                                     ENDED             YEARS ENDED MAY 31,
                                                                   DECEMBER 31,   -------------------------------
                                                                       1996            1996             1995
                                                                  -------------   --------------   --------------
 Cash flow effects of changes in operating assets and
    liabilities, net of acquisitions:
       Accounts receivable                                          $  (202,709)     $(395,301)       $  143,531
       Inventories                                                   (1,686,255)       402,985            (1,165)
       Prepaid expenses                                                 (15,334)        27,651           (14,767)
       Accounts payable - trade                                         125,724        500,081          (391,329)
       Accrued liabilities                                              272,844        (31,892)          (75,999)
       Due to affiliate                                                 100,192         60,129             ---
       Dividends payable on preferred stock                               ---           46,000             ---
                                                                    ------------     ----------       -----------
                                                                    $(1,405,538)     $ 609,653        $ (339,729)
                                                                    ============     ==========       ===========

 Non-cash investing and financing activities:
    Conversion of convertible debentures to common stock            $ 3,911,880     $4,814,655        $    ---
    Conversion of preferred stock to common stock                     1,500,000      1,500,000             ---
    Conversion of notes receivable to long-term investments               ---          120,063           433,379
    Capital lease obligations incurred                                   84,482          ---               9,094
    Acquisition earn-out                                                380,656          ---               ---

 Details of acquisitions:
    Fair value of assets acquired                                   $ 2,182,527    $ 7,513,966        $1,617,500
    Liabilities assumed                                                (147,160)    (1,728,801)            ---
    Stock issued                                                          ---       (3,000,000)         (937,500)
    Note payable to seller                                                ---         (635,165)         (430,000)
    Deferred credit                                                  (1,035,367)         ---               ---
                                                                    ------------   ------------       -----------
    Cash paid for acquisition                                       $ 1,000,000    $ 2,150,000        $  250,000
                                                                    ============   ============       ===========
 Cash paid during the period:
    Interest paid                                                   $    82,643    $    32,128        $   12,405
    Income taxes paid                                                     ---            ---               ---


NOTE 12:  INCOME TAXES

The Company accounts for income taxes under the liability method required by FAS Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For consolidated financial statement purposes, a change in valuation allowance has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of December 31 and May 31 are as follows:

                                                                              MAY 31,
                                                    DECEMBER 31,    ----------------------------
                                                        1996             1996           1995
                                                   -------------    -------------   ------------
 Deferred tax liabilities
    Inventory adjustment                              $    ---         $103,338       $    34,854
    Bad debt expense                                       ---            5,136             4,624
                                                      ------------   -----------      ------------
 Total deferred tax liabilities                            ---          108,474            39,478
                                                      ------------   -----------      ------------

 Deferred tax assets
    Book over tax depreciation and amortization            286,523       11,794            15,214
    Inventory capitalization and reserves                  751,066      771,430           618,430
    Net operating loss carryforward                     10,546,180    7,702,742         6,507,260
    Investment reserves                                    206,966        ---               ---
    Other                                                   80,223        9,066            23,707
                                                      ------------   -----------      ------------
 Total deferred tax assets                              11,870,958    8,701,901         7,183,962
 Valuation allowance for deferred tax assets           (11,870,958)  (8,593,427)       (7,144,484)
                                                      -------------  -----------      ------------
 Net deferred tax asset                                    ---          108,474            39,478
                                                      -------------  -----------      ------------

 Net deferred tax                                          ---           ---               ---
                                                      =============  ===========      ============

There was no provision for income taxes in the seven months ended December 31, 1996 and the years ended May 31, 1996 and 1995 as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at December 31 and May 31 is as follows:


                                                                                                   MAY 31,
                                                                          DECEMBER 31,   ----------------------------
                                                                             1996             1996          1995
                                                                        ---------------- ------------- --------------
 US federal statutory benefit rate                                          (35.0)%          (35.0)%        (35.0)%
 Tax net operating loss carryovers                                           39.0             39.0           39.0
 US state tax benefit, net of federal income tax effect                      (4.0)            (4.0)          (4.0)
                                                                           --------         ---------      ---------
 Effective rate on operating loss                                             ---              ---            ---
                                                                           ========         =========      =========


The Company has US net operating loss carryfowards available at December 31, 1996 of approximately $27 million for US tax purposes to offset income in future years. These carryfowards will expire in the years 2000 through 2011, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. In addition, the Company has Canadian net operating loss carryforwards available at December 31, 1996 of approximately $189,000; these carryforwards will expire in the year 2003 if not used.

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company paid management and consulting fees to entities affiliated with certain officers and directors in amounts totalling $527,373 and $491,498 for the fiscal years ended May 31, 1996 and 1995, respectively.

Pursuant to the terms of the acquisition of XLCC in March 1996, XLCC leases a manufacturing facility from an affiliate of XL Vision, Inc., the seller who is a current stockholder of the Company. Additionally, XLCC and XL Vision, Inc. provide certain administrative and manufacturing services to each other with services charged on a reasonable basis. During the seven months ended December 31, 1996 and the year ended May 31, 1996, XLCC incurred $674,407 and $302,244, respectively, of rental expense and administrative services due to XL Vision, Inc. XL Vision, Inc. incurred $277,219 and $111,532, respectively, of rental expenses and administrative services due to XLCC. The balance due to XL Vision, Inc. is $160,321 at December 31, 1996.

The Company retains the consulting services of Corstone Corporation which previously employed the current Chief Executive Officer and Chief Financial Officer. The current Chief Executive Office and Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation. These consulting services include financial, legal and administrative services. The consulting services have been provided to the Company during the seven month period ended December 31, 1996 and the years ended May 31, 1996 and 1995 both prior to and after the appointment of the current Chief Executive Officer on May 15, 1996. Consulting fees paid to this entity were $150,000, $329,000 and $132,500 during the seven months ended December 31, 1996 and the years ended May 31, 1996 and 1995, respectively. Additionally, a finder's fee of $150,000 was paid to this consulting firm in conjunction with the acquisition of XLCC in the year ended May 31, 1996.


NOTE 14:  INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company is in the business of providing security for voice and data transmission over wireless systems, primarily to cellular phone users. In addition, the Company develops, manufactures and markets a full line of secure, ruggedized computer equipment. These products have been classified into the following business segments:

Communications Security Products - Included are an integrated set of products and services that provide a complete privacy solution for individuals, corporations, government and law enforcement agencies and cellular carriers.

Computer Equipment - Included are a broad array of ruggedized computer equipment communications systems and related services to the military and government and law enforcement agencies, primarily through third party resellers and original equipment manufacturers.

In the following tables, financial information is presented by industry segment and geographic region.


                                                                                                               MAY 31,
INDUSTRY SEGMENT DATA                                                  DECEMBER 31,             -----------------------------------
                                                                          1996                       1996                 1995
                                                                    ----------------            -------------        --------------
Sales
        Communications security products                                  $   883,471             $ 1,588,742         $ 1,283,081
        Computer equipment                                                  7,705,374               3,396,294              ---
                                                                          -----------             -----------         -----------
                                                                          $ 8,588,845             $ 4,985,036         $ 1,283,081
                                                                          ===========             ===========         ===========
Loss from Operations
        Communications security products                                  $(1,830,906)            $(5,205,988)        $(3,155,959)
        Computer equipment                                                 (1,655,341)               (222,125)             ---
        Corporate                                                          (1,560,723)             (2,164,366)         (1,489,288)
                                                                          -----------             -----------         -----------
                                                                          $(5,046,970)            $(7,592,479)        $(4,645,247)
                                                                          ===========             ===========         ===========
Identifiable Assets
        Communications security products                                  $   756,004             $ 1,334,272         $ 3,249,208
        Computer equipment                                                 11,306,491               7,093,937              ---
        Corporate                                                           1,013,487               2,699,354           1,721,349
        Non-consolidated investments                                          513,500               1,194,302           1,223,122
                                                                          -----------             -----------         -----------
                                                                          $13,589,482             $12,321,865         $ 6,193,679
                                                                          ===========             ===========         ===========
Depreciation and Amortization
        Communications security products                                  $   210,991             $ 1,042,187         $   368,787
        Computer equipment                                                    227,547                  91,266              ---
        Corporate                                                              96,624                  94,842               6,197
                                                                          -----------             -----------         -----------
                                                                          $   535,162             $ 1,228,295         $   374,984
                                                                          ===========             ===========         ===========
Capital Expenditures
        Communications security products                                  $    34,484             $   123,137         $    24,205
        Computer equipment                                                    157,655                  10,524              ---
        Corporate                                                                 286                   2,246               2,259
                                                                          -----------             -----------         -----------
                                                                          $   192,425             $   135,907         $    26,464
                                                                          ===========             ===========         ===========
                                                                                                            MAY 31,
GEOGRAPHIC REGION DATA                                                      DECEMBER 31,    --------------------------------------
                                                                                1996                1996               1995
                                                                         ------------------ ------------------ -------------------
Sales
        United States                                                     $ 7,877,913             $ 4,985,036         $ 1,283,081
        Canada                                                                710,932                   ---                ---
                                                                          -----------             -----------         -----------
                                                                          $ 8,588,845             $ 4,985,036         $ 1,283,081
                                                                          ===========             ===========         ===========
Loss from Operations
        United States                                                     $(4,496,970)            $(7,592,479)        $(4,645,247)
        Canada                                                               (550,000)                ---                  ---
                                                                          -----------             -----------         -----------
                                                                          $(5,046,970)            $(7,592,479)        $(4,645,247)
                                                                          ===========             ===========         ===========
Identifiable Assets
        United States                                                     $ 9,206,469             $11,127,563         $ 4,970,557
        Canada                                                              3,869,513                  ---                 ---
        South America                                                         513,500               1,194,302           1,223,122
                                                                          -----------             -----------         -----------
                                                                          $13,589,482             $12,321,865         $ 6,193,679
                                                                          ===========             ===========         ===========


Included in United States sales are export sales of $3,708,531, $2,326,063 and $195,253 for the seven months ended December 31, 1996 and the years ended May 31, 1996 and 1995, respectively.

NOTE 15:  MAJOR CUSTOMERS

The Company operates in two major lines of business, the developing and marketing of communications security products and the manufacturing and marketing of computer equipment. Sales to two major customers in the computer equipment segment comprise of 30% and 25%, respectively of consolidated sales for the seven months ended December 31, 1996. Sales to three major customers in the computer equipment segment comprise 25%, 20% and 9%, respectively, of consolidated sales for the year ended May 31, 1996. Sales to one major customer in the communications security products segment comprise 20% of consolidated sales for the year ended May 31, 1995.


NOTE 16:  CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. At December 31, 1996, the Company has approximately $1.0 million in a money market fund.

Concentration of credit risk with respect to trade receivables exists at year end as approximately $1.1 million or 52% of the outstanding accounts receivable related to four customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.


NOTE 17:  SUPPLEMENTAL INFORMATION OF RESULTS OF OPERATIONS

In conjunction with the change in fiscal year end from May 31 to December 31, as follows is supplemental unaudited information of the results of operations for the six months ended November 30, 1995, a period in the previous fiscal year that best approximates the current transition period:

                                    SIX MONTHS ENDED
                                       NOVEMBER 30,
                                          1995
                                -------------------------
                                (Unaudited and Restated)
 Sales                                       $  852,428
 Gross profit                                   404,130
 Loss from operations                        (2,472,893)
 Net loss                                   $(2,984,154)
 Loss per share                                  $(0.83)



NOTE 18:  SUBSEQUENT EVENTS

On February 7, 1997, the Company completed the Asset Purchase Agreement between the Company and Titan Corporation whereby the Company acquired substantially all of the assets of Delta Data, an unincorporated division of Titan Corporation for a purchase price of $205,000. Delta Data is engaged in the manufacture and sale of secure and ruggedized computer products and services.

On February 28, 1997, the Company issued $3.0 million of 10% convertible debentures due February 28, 1999 which are convertible at the option of the holders into common stock of the Company at the greater of $3.00 per share or 90% of the average closing bid price of the Company's common stock prior to conversion. The debentures are fully eligible for conversion after February 28, 1998.

Subsequent to December 31, 1997, XL Canada obtained a bank line of credit under which XL Canada may, at its option, borrow and repay amounts up to a maximum of Cdn$750,000 (approximately $550,000). Borrowings under this agreement bear interest at prevailing market rates as determined by the lending bank. The line of credit is collateralized by XL Canada's trade accounts receivable and inventory and is guaranteed by the Company. As at March 19, 1997, an amount of $132,355 was outstanding under this line of credit.