Form 10QSB
period 1997-03-31
CYCOMM INTERNATIONAL INC
filed 1997-05-20
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           Yes  x   No
                            ---     ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 9, 1997, the Registrant had 9,172,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -----       -----

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .           3

         Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . . . .           4

         Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . .           5

         Condensed Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . .           6

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 3.  DEFAULT UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . .           10

ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . .           10

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1997                 1996
                                                                             --------------      -----------------
ASSETS                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $ 3,097,233         $ 1,220,544
   Accounts receivable, net                                                       3,052,456           2,170,518
   Inventories                                                                    5,640,647           5,819,852
   Prepaid expenses                                                                  37,756              76,785
                                                                                ------------        ------------
      Total current assets                                                       11,828,092           9,287,699
                                                                                ------------        ------------

Fixed assets, net                                                                 1,674,471           1,663,176

Goodwill, net                                                                     1,833,471           1,673,835

Other assets:
   Notes receivable                                                                  ---                 41,521
   Long-term investments                                                             ---                513,500
   Deferred technology costs, net                                                    18,204              50,227
   Deferred financing costs, net                                                    323,610             264,825
   Unearned discount                                                                275,464             159,276
   Other                                                                            130,256              94,699
                                                                                ------------        ------------
                                                                                    747,534           1,124,048
                                                                                ------------        ------------
                                                                                $16,083,568         $13,748,758
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                                       $1,879,768          $1,871,815
   Accrued liabilities                                                            1,214,251           1,167,337
   Due to affiliate                                                                 266,274             160,321
   Dividends payable on preferred stock                                              86,667              86,667
   Current portion of capital lease obligations                                      68,331              81,527
   Revolving credit facility                                                      1,352,181           1,138,933
   Current portion of notes payable and convertible debentures                      230,000             329,401
                                                                                ------------        ------------
      Total current liabilities                                                   5,097,472           4,836,001
                                                                                ------------        ------------

Capital lease obligations                                                            62,409              71,869
Convertible debentures                                                            3,624,999           3,074,999
Deferred credit                                                                     334,560             620,466

Stockholders' equity:
Common Stock, no par value, unlimited authorized shares,
   9,134,159 and 8,050,401 shares issued and outstanding                         45,941,769          42,970,749
   at March 31, 1997 and December 31, 1996
Accumulated deficit                                                             (38,977,641)        (37,825,326)
                                                                                ------------        ------------
      Total stockholders' equity                                                  6,964,128           5,145,423
                                                                                ------------        ------------
                                                                                $16,083,568         $13,748,758
                                                                                ============        ============

          See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED MARCH 31, 1997 AND FEBRUARY 29, 1996
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                  MARCH 31,                FEBRUARY 29,
                                                                     1997                      1996
                                                               ----------------        --------------------
                                                                                       (Restated - Note 1)
 Sales                                                              $3,624,707                 $  323,983
 Cost of sales                                                       2,515,425                    166,264
                                                                    -----------               ------------
 Gross profit                                                        1,109,282                    157,719
                                                                    -----------               ------------

 Expenses
    Selling, general and administrative                              1,526,214                  1,387,375
    Research and product development                                   227,454                    204,624
    Depreciation and amortization                                      190,823                    134,284
    Foreign exchange loss(gain)                                          2,251                        295
                                                                    -----------               ------------
                                                                     1,946,742                  1,726,578
                                                                    -----------               ------------

 LOSS FROM OPERATIONS                                                 (837,460)                (1,568,859)

 OTHER INCOME (EXPENSE)

    Interest income                                                     11,817                     30,215
    Interest expense                                                  (326,672)                  (640,977)
    Other income                                                        ---                         1,027
                                                                    -----------               ------------

                                                                      (314,855)                 (609,735)
                                                                    -----------               ------------
 NET LOSS                                                          ($1,152,315)               ($2,178,594)
                                                                    ===========               ============

 LOSS PER SHARE

    Net loss per share                                                  ($0.14)                    ($0.58)
                                                                        =======                    =======

    Weighted average number of common shares outstanding             8,438,141                  3,760,329
                                                                    ===========               ============



     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS ENDED MARCH 31, 1997 AND FEBRUARY 29, 1996
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                       MARCH 31,                FEBRUARY 29,
                                                                         1997                       1996
                                                                    ---------------          -----------------
                                                                                            (Restated - Note 1)
 OPERATING ACTIVITIES
    Net loss                                                           ($1,152,315)                 ($2,178,594)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation and amortization                                  190,823                      134,284
            Non-cash expenses                                              217,145                      616,827
            Research and product development                                32,023                       46,083
    Change in operating assets and liabilities                            (418,250)                     216,212
                                                                        -----------                  -----------
    Cash used in operating activities                                   (1,130,574)                  (1,165,188)
                                                                        -----------                  -----------

 INVESTING ACTIVITIES
    Acquisition of fixed assets                                            (99,943)                     (13,111)
    Proceeds on disposal of fixed assets                                     1,550                          ---
    Increase in long-term investment                                      (205,000)                         ---
    Decrease in long-term investment                                       513,500                          ---
    Increase in notes receivable                                              ---                       (20,000)
    Decrease in notes receivable                                            41,521                        1,161
    Acquisition of patents                                                   ---                        (25,000)
    Other                                                                  (35,556)                         ---
                                                                        -----------                  -----------
    Cash provided by (used in) investing activities                        216,072                      (56,950)
                                                                        -----------                  -----------

 FINANCING ACTIVITIES
    Borrowings under revolving credit facility                             213,248                          ---
    Repayment of notes payable                                             (99,401)                     (33,672)
    Borrowings under convertible debentures                              3,000,000                    3,000,000
    Deferred financing costs on convertible debentures                    (300,000)                    (300,000)
    Repayment of obligations under capital leases                          (22,656)                      (2,354)
                                                                        -----------                  -----------
    Cash provided by financing activities                                2,791,191                    2,663,974
                                                                        -----------                  -----------

    Increase in cash and cash equivalents during the period              1,876,689                    1,441,836
    Cash and cash equivalents, beginning of period                       1,220,544                      787,775
                                                                        -----------                  -----------
    Cash and cash equivalents, end of period                            $3,097,233                   $2,229,611
                                                                        ===========                  ===========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                       $   31,308                   $      702
    Income taxes paid                                                   $      ---                   $      ---


 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures to common stock                $2,347,051                   $1,625,000

     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                        PREFERRED          PREFERRED           COMMON                COMMON          ACCUMULATED
                                         SHARES             STOCK              SHARES                STOCK            DEFICIT
                                         ------          -------------      ------------       ----------------     -------------
BALANCE, MAY 31, 1996                         15,000     $    1,500,000          5,943,771          $35,743,536       $(31,293,056)

Net loss                                                                                                                (6,491,603)
Issuance of common stock:
   Conversion of debentures                                                      1,393,186            3,911,880
   Conversion of preferred stock             (15,000)       (1,500,000)            400,000            1,500,000
   Private placement                                                               195,331              530,100
   Exercise options                                                                100,000              300,000
   Acquisition earn-out                                                             18,113               90,020
Beneficial conversion feature of
   convertible debt                                                                                     895,213
Dividends on preferred stock                                                                                               (40,667)
                                      ---------------    --------------        -----------          ------------     --------------


BALANCE, DECEMBER 31, 1996                  ---               ---                8,050,401           42,970,749        (37,825,326)


Net loss
Issuance of common stock:                                                                                               (1,152,315)
   Conversion of debentures                                                        990,004            2,347,051
   Acquisition earn-out                                                             93,754              290,636
Beneficial conversion feature of
   convertible debt                                                                                     333,333
                                      ---------------    --------------        -----------          ------------     --------------


BALANCE, MARCH 31, 1997                      ---         $     ---               9,134,159          $45,941,769      ($38,977,641)
                                      ===============    ==============        ===========          ============     ==============



     See accompanying notes to condensed consolidated financial statements

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of March 31, 1997 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The Company has changed its fiscal year end from May 31 to December 31 effective December 31, 1996. Accordingly, the results of operations for the three months ended March 31, 1997 are compared to the most applicable period from the previous fiscal year which is the three months ended February 29, 1996.

The Company has restated its February 29, 1996 financial statements to recognize a recently announced position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first becomes convertible. This prior period adjustment resulted in additional interest expense of $616,827 in the three months ended February 29, 1996 or $0.16 per share.

NOTE 2 - INVENTORIES

The following is a summary of inventories at March 31, 1997 and December 31, 1996:

                                                     MARCH 31,              DECEMBER 31,
                                                       1997                    1996
                                                -------------------    ---------------------
 Raw materials                                       $4,173,627               $3,859,242
 Work in process and sub-assemblies                     947,340                1,593,705
 Finished goods                                         519,680                  366,905
                                                     ----------               ----------
                                                     $5,640,647               $5,819,852
                                                     ==========               ==========


NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

XL Computing obtained a revolving credit facility from a bank under which XL Computing may, at its option, borrow and repay amounts up to a maximum of $1,500,000, of which $1,128,990 was outstanding at March 31, 1997. The credit facility is collateralized by XL Computing trade accounts receivable and inventory and is guaranteed by the Company. XL Canada obtained a bank

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

line of credit under which XL Canada may, at its option, borrow and repay amounts up to a maximum of Cdn$750,000 (approximately $550,000) of which $63,191 was outstanding at March 31, 1997. The line of credit is collateralized by XL Canada's trade accounts receivable and inventory and is guaranteed by the Company.

On February 28, 1997, the Company issued $3.0 million of 10% convertible debentures due February 28, 1999 which are convertible at the option of the holders into common stock of the Company at a conversion price equal to 90% of the average closing bid price of the Company's common stock prior to conversion, provided; however, that the conversion price shall in no event be greater than $6.00 per share or less than $3.00 per share. The debentures are fully eligible for conversion after February 28, 1998.

As of March 31, 1997, the Company has outstanding a total of $3,624,999 in convertible debentures which are convertible at the option of the holders into common stock of the Company at prices ranging from 79% to 90% of the average closing bid price of the Company's common stock prior to conversion. At March 31, 1997, an amount of $624,999 in convertible debentures are fully eligible for conversion. During the three months ended March 31, 1997, principal and accrued interest in amount of $2,537,615 were converted into 990,004 shares of common stock.

NOTE 4 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the periods ended March 31, 1997, and February 29, 1996, as the effect of these changes would be anti-dilutive. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also expected to be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and February 29, 1996

The revenues for the three months ended March 31, 1997 were $3,624,707 which represents an increase of 1018% over revenues of $323,983 for the prior period. The increased revenues are related to the inclusion of the revenues of XL Computing and XL Canada acquired in March 1996 and June 1996, respectively. These newly acquired subsidiaries accounted for $3,108,281, or 86% of total revenues. The remaining revenue of $516,426 related to the communications security products segment and reflected an approximate 59% increase from the prior period. The increase is due to the shipments of the CSD Slice products to Lucent Technologies.

Cost of sales for the three months ended March 31, 1997 were $2,515,425 as compared to cost of sales of $166,264 for the prior period. The increase is related to the acquisitions of XL Computing and XL Canada. These subsidiaries, which form the computer products segment, contributed $2,180,415 to total cost of sales which resulted in a gross margin of 30% for sales in this segment. The gross margin for sales in the communications security products segment was 35%, as compared to 49% in the prior period. The decrease in gross margin in the communications products segment is due to the sale of written down products in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company experienced only a 13% increase in operating expenses despite the inclusion of the results of its acquisitions of XL Computing and XL Canada. Operating expenses increased to $1,946,742 for the three months ended as compared to $1,726,578 for the prior period. The increase is mainly due to the acquisition of XL Computing and XL Canada. Selling, general and administrative expenses increased to $1,526,214 for the period ended March 31, 1997 as compared to $1,387,375 from the prior period. This increase is due to the acquisitions and represent increased personnel, facilities and operating costs. Research and development costs increased 11% to $227,454 for the period ended March 31, 1997. This increase reflects the Company's expenditures on the enhancements on the TEMPEST line of computers and the development of the PCMobile computer. Current year research and development costs also reflect a credit of $206,000 relating to the reversal of certain expenses recorded in the prior year related to the development of the CSD cellular security device. Depreciation and amortization increased 42% to $190,823 for the three months ended March 31, 1997 and reflects the increased depreciation and amortization of capital assets and goodwill related to the acquisitions.

Interest expense for the three months ended March 31, 1997 was $326,672 as compared to $640,977 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines, the interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are charges of $217,145 and $616,827 for the three months ended March 31, 1997 and the three months ended February 29, 1996, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

The net loss of $1,152,315, or ($0.14) per share, for the three months ended March 31, 1997 represents a decrease from $2,178,594, or ($0.58) per share for the three months ended February 29, 1996. The decrease in net loss in largely due to the results of the restructuring plans.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 1997, the Company had cash and cash equivalents of $3,097,233.

In the three months ended March 31, 1997, cash used in operations amounted to $1,130,574. Investing activities provided cash of $216,072 during the three months ended March 31, 1997, the major activity being the sale of the Company's investment in Galactica for $1,027,000, of which $513,500 was paid in cash at closing. Cash provided by financing activities was $2,791,191. The issuance of convertible debentures resulted in net proceeds of $2,700,000. The Company increased the amounts drawn on its traditional bank credit lines in an amount of $213,248 during the three months ended March 31, 1997.

The Company's net working capital increased to $6,730,620 at March 31, 1997, from $4,451,698 at December 31, 1996, as funds were raised to make acquisitions and fund working capital needs.

The operations of the secure communications products segment has improved through the results of certain restructurings; accordingly, this business segment will require only minimal financing through funding from other subsidiaries activities, borrowings or issuance of equity and debt securities. The Company expects its secure, rugged computer segment to be able to fund operations from working capital, secured lines of credit and funding from the parent company. The Company believes that it has the capital resources through additional debt and equity financings to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations during the remainder of the present fiscal year. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

         27.     Financial Data Schedule

(b)  Reports on Form 8-K:

         1. Current Report on Form 8-K was filed on February 21, 1997 reporting the acquisition of substantially all the assets of the Delta Data division of the Titan Corporation under Item 5.

         2. Current Report on Form 8-K was filed on March 18, 1997 reporting the issuance of convertible debentures under Item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CYCOMM INTERNATIONAL INC.



Date:  May 15, 1997                                 /s/  Albert I. Hawk
                                                   ----------------------------
                                                   Albert I. Hawk
                                                   President and
                                                   Chief Executive Officer





Date: May 15, 1997                                 /s/ Michael R. Skoff
                                                   ----------------------------
                                                   Michael R. Skoff
                                                   Chief Financial Officer