Form 10QSB/A
period 1995-11-30
CYCOMM INTERNATIONAL INC
filed 1997-06-26
CIK 869979

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                -------------
                                FORM 10-QSB/A
                                -------------
(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
------   Act of 1934

For the quarterly period ended November 30, 1995

         Transition report under Section 13 or 15(d) of the Securities Exchange
------   Act of 1934

For the period from                to
                    --------------    ---------------

Commission file number:  1-11686    (12b)

                           CYCOMM INTERNATIONAL INC.
       (Exact name of small business issuer as specified in its charter)

                        Wyoming                                                    54-1779046
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                        1420 Springhill Road, Suite 420
                            McLean, Virginia  22102
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 18, 1996, the Registrant had 4,065,314 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:   Yes          No  X
                                                     ---         ---

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

                                                                                                                      Page No.
                                                                                                                      --------
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.          FINANCIAL STATEMENTS

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Statements of Loss and Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Consolidated Statement of Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION
---------------------------

ITEM 2.          CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                           CYCOMM INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF NOVEMBER 30, 1995 AND MAY 31, 1995
                                   Unaudited

                                                November 30,               May 31,
                                                    1995                     1995
                                             --------------------        -------------
ASSETS                                           (Restated)
  Current Assets
   Cash and cash equivalents                            $787,775           $1,791,720
   Accounts receivable                                   265,238               55,798
   Inventories                                         1,408,908            1,374,005
   Prepaid expenses                                      351,190               46,001
                                             --------------------        -------------
                                                       2,813,111            3,267,524

  Notes receivable                                       190,672              170,672

  Fixed assets, net                                      302,066              335,210

  Goodwill, net of accumulated amortization              781,436              991,924

  Other assets
   Long-term investments                               1,055,796            1,055,796
   Deferred costs                                        389,920              342,087
   Prepaid royalties                                      30,466               30,466
                                             --------------------        -------------
                                                       1,476,182            1,428,349

                                             --------------------        -------------
                                                      $5,563,467           $6,193,679
                                             ====================        =============

LIABILITIES

  Current Liabilities
   Accounts payable and accrued liabilities           $1,010,080             $691,787
   Capital lease obligations                              22,206               23,341
   Notes payable - current portion                       500,667              639,655
                                             --------------------        -------------
                                                       1,532,953            1,354,783

  Convertible debentures                                 825,000                -
  Notes payable                                           35,109               35,109
                                             --------------------        -------------
                                                         860,109               35,109

  Commitments and Contingencies

SHAREHOLDERS' EQUITY

  Common Stock, no par value, unlimited
   authorized shares, 3,825,767 and
   3,594,316 shares issued and outstanding
   at November 30, 1995 and May 31, 1995              27,956,964           26,606,192
  Retained Earnings (Deficit)                        (24,786,559)         (21,802,405)
                                             --------------------        -------------
                                                       3,170,405            4,803,787
                                             --------------------        -------------

                                                      $5,563,467           $6,193,679
                                             ====================        =============


  The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                FOR THE PERIODS ENDED NOVEMBER 30, 1995 AND 1994
                                   Unaudited


                                                         Three Months Ended                    Six Months Ended
                                             -----------------------------------------  ---------------------------------
                                                November 30,             November 30,    November 30,      November 30,
                                                    1995                     1994            1995              1994
                                             --------------------        -------------  ----------------  ---------------
OPERATIONS                                       (Restated)                               (Restated)
  Sales                                                 $423,075             $319,870          $852,428         $614,931
  Cost of sales                                          255,598              225,573           448,298          404,992
                                             --------------------        -------------  ----------------  ---------------
  Gross profit                                           167,477               94,297           404,130          209,939

Expenses
  Consulting                                             182,109              106,104           318,299          256,946
  Depreciation and amortization                          135,414               82,785           276,567          163,412
  Foreign exchange loss(gain)                             14,973              (10,105)           13,706            5,223
  Insurance                                               38,009                7,854            98,685          149,268
  Legal and accounting                                    68,984               57,368           119,710          121,413
  Office and miscellaneous                                81,825               50,004           236,055          111,368
  Research and product development                       200,523              155,667           289,059          310,842
  Rent                                                    37,779               26,174            58,311           51,954
  Salaries, benefits and management fees                 430,652              338,572           832,484          743,304
  Shareholder communication                               46,824               63,476            73,713           78,281
  Telephone and facsimile                                 24,371               29,284            59,533           59,616
  Travel and promotion                                    65,517               56,221           146,016          126,092
  Write-down of inventories                              354,885                  -             354,885              -
                                             --------------------        -------------  ----------------  ---------------
                                                       1,681,865              963,404         2,877,023        2,177,719
                                             --------------------        -------------  ----------------  ---------------

                                             --------------------        -------------  ----------------  ---------------
LOSS FROM OPERATIONS                                  (1,514,388)            (869,107)       (2,472,893)      (1,967,780)
                                             --------------------        -------------  ----------------  ---------------


OTHER INCOME(EXPENSE)

  Interest income                                         10,954               31,268            20,987           65,682
  Interest expense                                      (508,945)             (10,892)         (524,195)         (17,660)
  Gain (loss) on sale of fixed assets                     (2,578)              (2,968)          (11,175)           3,871
  Other income                                             1,740                4,577             3,122            5,656
                                             --------------------        -------------  ----------------  ---------------
                                                        (498,829)              21,985          (511,261)          57,549
                                             --------------------        -------------  ----------------  ---------------

                                             --------------------        -------------  ----------------  ---------------
NET LOSS                                             ($2,013,217)           ($847,122)      ($2,984,154)     ($1,910,231)
                                             ====================        =============  ================  ===============

LOSS PER SHARE

  Net loss per share                                      ($0.56)              ($0.27)           ($0.83)          ($0.61)
                                             ====================        =============  ================  ===============

  Weighted average common shares outstanding           3,613,192            3,137,824         3,613,192        3,137,824
                                             ====================        =============  ================  ===============


DEFICIT
  Deficit, beginning of period                        22,773,342           18,235,068        21,802,405       17,171,959
  Loss for the period                                  2,013,217              847,122         2,984,154        1,910,231
                                             --------------------        -------------  ----------------  ---------------
  Deficit, end of period                             $24,786,559          $19,082,190       $24,786,559      $19,082,190
                                             ====================        =============  ================  ===============



    The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED NOVEMBER 30, 1995 AND 1994
                                   Unaudited

                                                                               Six Months Ended
                                                                         -------------------------------
                                                                         November 30,    November 30,
                                                                             1995            1994
                                                                         -------------  ----------------
OPERATING ACTIVITIES:                                                     (Restated)
   Loss for the period                                                    ($2,984,154)      ($1,910,231)
   Add (deduct) items not affecting cash:
    Depreciation  and amortization expense                                    276,567           163,412
    Non-cash expenses                                                         466,666           -
    Provision to rework inventory                                               -                  (866)
    Research and product development                                           92,167            94,167
    Provision for product warranty                                             (9,049)            8,112
    Loss/(gain) on sale of fixed assets                                        11,175            (3,871)
    Write-down of inventories                                                 354,885            -
                                                                         -------------  ----------------
                                                                           (1,791,743)       (1,649,277)

Changes to working capital:
  Change in accounts receivable                                              (229,440)            7,742
  Change in inventory                                                        (389,788)          (14,640)
  Change in prepaid expenses                                                   (5,189)          (19,934)
  Change in accounts payable and accrued liabilities                          327,342          (539,576)
                                                                         -------------  ----------------
                                                                             (297,075)         (566,408)
                                                                         -------------  ----------------

                                                                         -------------  ----------------
   Cash (used in) provided by operating activities                         (2,088,818)       (2,215,685)
                                                                         -------------  ----------------

INVESTING ACTIVITIES:
  Additions to fixed assets                                                   (68,438)           (4,815)
  Proceeds from the sale of fixed assets                                       24,328            19,804
  Increase in notes receivable                                                  -               (26,812)
  Increase in long term investments                                             -               (49,874)
                                                                         -------------  ----------------
   Cash (used in) provided by investing activities                            (44,110)          (61,697)
                                                                         -------------  ----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                               1,290,046             8,000
  Repayment of notes payable                                                 (159,928)          (44,041)
  Repayment of capital lease obligations                                       (1,135)           (6,567)
  Proceeds from sale of common stock                                            -                87,567
                                                                         -------------  ----------------
   Cash (used in) provided by financing activities                          1,128,983            44,959
                                                                         -------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,003,945)       (2,232,423)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD                         1,791,720         3,201,804
                                                                        --------------  ----------------

CASH AND CASH EQUIVALENTS - END OF THE PERIOD                                $787,775          $969,381
                                                                        ==============  ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE B)




The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE PERIODS ENDED NOVEMBER 30, 1995 AND 1994
                                   Unaudited


                                                      COMMON                COMMON          SPECIAL        ACCUMULATED
                                                      SHARES                STOCK          WARRANTS          DEFICIT
                                                -----------------        -------------  ----------------  ---------------
BALANCE, MAY 31, 1994                                  3,012,447          $20,940,396        $2,020,639     ($17,171,959)

Net Loss                                                                                                      (4,630,446)
Issuance of Common Stock:
  Exercise of stock options                               21,900               82,597
  Exercise of special warrants                           160,000            2,025,609        (2,020,639)
  Acquisition of assets                                  100,000              937,500
  Private placement                                      298,775            2,604,945
  Exchange for interest in subsidiary                      1,194               15,145

                                                -----------------        -------------  ----------------  ---------------
BALANCE, MAY 31, 1995                                  3,594,316           26,606,192                 0      (21,802,405)
                                                -----------------        -------------  ----------------  ---------------


Net Loss                                                                                                      (2,984,154)
Issuance of Common Stock:
  Issued in Payment for Services                          63,000              300,000
  Conversion of debentures                               168,451              584,106
Beneficial conversion feature of convertible debt                             466,666

                                                -----------------        -------------  ----------------  ---------------
BALANCE, NOVEMBER 30, 1995                             3,825,767          $27,956,964                $0     ($24,786,559)
                                                =================        =============  ================  ===============





  The accompanying notes are an integral part of these consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of November 30, 1995 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

On October 12, 1995, the Company received shareholder approval to redomicile, effective November 1, 1995, to the United States from Canada. The change was made as the Company's operations are conducted primarily in the United States. As a result, the Company has adopted the U.S. dollar as its functional and reporting currency. This change represents a change in circumstance and the consolidated financial statements have been translated into U.S. currency as if the U.S. dollar had been adopted as the functional and reporting currency effective June 1, 1994.

The interim financial information furnished herein should be read in conjunction with the financial statements included in this report and the financial statements and notes contained in the Company's annual report on Form 20-F for the fiscal year ended May 31, 1995.

The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE B - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Excluded from the consolidated statement of cash flows for the period ended November 30, 1995 were the effects of certain non-cash investing and financing activities as follows:

         Conversion of convertible debentures to
           equity                                          $584,106


NOTE C - CONVERTIBLE DEBENTURES

On September 22, 1995, the Company issued a series of convertible debentures with gross proceeds of U.S. $1,430,000 to the Company. The debentures, which are due on September 22, 1997 and bear interest of 10% per annum, are unsecured and convertible into common stock of the Company at the Market Price, as defined. As of November 30, 1995, debentures with a principal amount of $575,000, with accrued interest thereon, were converted into 168,451 common shares of the Company. Subsequent to November 30, 1995, debentures with a principal amount of $775,000 with accrued interest thereon, were converted into 239,547 common shares of the Company.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUBSEQUENT EVENTS

Convertible Debentures

On December 4, 1995, the Company issued a series of convertible debentures with gross proceeds of U.S. $3,000,000 to the Company. The debentures, which are due on December 4, 1997 and bear interest of 10% per annum, are unsecured and convertible into common stock of the Company at the Market Price, as defined. Pursuant to the terms of the debentures, the holders may convert, at their option, an amount of up to 25% of outstanding principal and interest any time after January 25, 1996, up to 50% of outstanding principal and interest after February 24, 1996, up to 75% of outstanding principal and interest after March 25, 1996 and up to 100% of outstanding principal and interest after April 24, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

Cycomm is developing and marketing new cellular privacy and security products. Until Cycomm is able to achieve sustainable levels of sales, it will be required to rely on its working capital or raise additional capital to fund its operations. With the completion of Cycomm's private placement in April 1995 and convertible debentures in the current fiscal year, Cycomm has sufficient working capital for the fiscal year ended May 31, 1996. In the event that sales are less than anticipated during fiscal 1996, Cycomm may be required to seek additional funding through borrowings or sales of equity securities. Historically, Cycomm has raised funds through equity financings to develop and market its products, sustain its operations, make acquisitions and enter into joint ventures and distribution agreements.

At November 30, 1995, the Company had working capital of approximately $1.3 million and total debt of approximately $1.4 million. Included in total debt is $430,000 due in April 12, 1996, in conjunction with the acquisition of certain assets from Datotek, Inc., a wholly-owned subsidiary of AT&T Corp. Also, included in debt is $825,000 due on September 22, 1997 in conjunction with a convertible financing. As of January 18, 1995, principal conversion into common stock have reduced the outstanding principal on this debenture issue to $100,000. In December 1995, the Company raised an additional $3.0 million through the issuance of convertible debentures. The entire amount of these debentures is currently outstanding and are due on December 4, 1997. The debt financings completed by the Company were necessary to fund the expansion and growth of the sales and marketing of the Company's products.

RESULTS OF OPERATIONS


Three Months Ended November 30, 1995 and 1994

The Company recorded a net loss of $2,013,217 for the three months ended November 30, 1995, as compared to a net loss of $847,122 for the three months ended November 30, 1994.

The Company recorded sales of $423,075 for the three months ended November 30, 1995, as compared to sales of $319,870 for the corresponding quarter of the prior period. This represents an increase of 32% and is attributable to increased unit volumes on the sales of the Company's security products. Additional revenue increases were recognized on the sales of certain equipment and products that will not form a part of the Company's on-going products lines.

The Company recorded gross profit of $167,477, or 40% of net sales in the three months ended November 30, 1995, as compared to $94,297, or 29% of net sales for the corresponding quarter of the prior period. The improvement in gross margin in mainly due to the Company's ability to reduce its manufacturing costs on its security products. However, an additional factor in the current quarter's gross margin increase was the high margins realized on sales of certain equipment and products whose costs had been previously written down.

Total operating expenses were $1,681,865 for the three months ended November 30, 1995, as compared to total operating expenses of $963,404 for the three months ended November 30, 1994. This increase is attributable to increased costs related to additional expenses incurred in anticipation of increased sales. Also included in the current quarter was an expense of $354,885 resulting from a one-time charge related to the settlement of a component contract for discontinued inventory ordered in 1993.

Interest expense for the three months ended November 30, 1995 was $508,945 as compared to $10,892 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures. Included in interest expense are non-recurring, non-cash charges of $466,666 for the three months ended November 30, 1995 related to convertible debt financing that give effect to beneficial conversion features.

Six Months Ended November 30, 1995 and 1994

The Company recorded a net loss of $2,984,154 for the six months ended November 30, 1995, as compared to a net loss of $1,910,231 for the six months ended November 30, 1994.

The Company recorded sales of $852,428 for the six months ended November 30, 1995, as compared to sales of $614,931 for the corresponding six month period of the prior year. This represents an increase of 39% and is attributable to increased unit volumes on the sales of the Company's security products. Additional revenue increases were recognized on the sales of certain equipment and products that will not form a part of the Company's on-going products lines.

The Company recorded gross profit of $404,130, or 47% of net sales in the six months ended November 30, 1995, as compared to $209,939, or 34% of net sales for the corresponding six month period of the prior year. The improvement in gross margin in mainly due to the Company's ability to reduce its manufacturing costs on its security products. However, an additional factor in the current six month periods gross margin increase was the high margins realized on sales of certain equipment and products whose costs had been previously written down.

Total operating expenses were $2,877,023 for the six months ended November 30, 1995, as compared to total operating expenses of $2,177,719 for the six months ended November 30, 1994. This increase is attributable to increased costs related to additional expenses incurred in anticipation of increased sales. Also included in the current six month period was an expense of $354,885 resulting from a one-time charge related to the settlement of a component contract for discontinued inventory ordered in 1993.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

Interest expense for the six months ended November 30, 1995 was $524,195 as compared to $17,600 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures. Included in interest expense are non-recurring, non-cash charges of $466,666 for the six months ended November 30, 1995 related to convertible debt financing that give effect to beneficial conversion features.


                                    PART II.
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

At the Annual General and Special Meeting of the Shareholders of the Company held on October 12, 1995, the stockholders approved a reverse split whereby every five (5) common shares, without par value, were consolidated into one common share, without par value. The consolidation did not alter or change in any way any shareholder's proportion of shares to total shares or any shareholder's voting rights to the shares owned.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 12, 1995, the Company held its Annual General Meeting and Special Meeting in Vancouver, British Columbia, Canada pursuant to the Notice of Annual General Meeting and Special Meeting and related Information Circular dated September 6, 1995. As follows are the actions that were taken at the meeting:

1. To appoint auditors for the ensuing fiscal year ending May 31, 1996. The results of the voting were as follows:

         For                      Against                  Withheld
         ---                      -------                  --------

         8,083,539                30,900                   89,960

2. To authorize the directors to fix the remuneration of the auditors. The results of the voting were as follows:

         For                      Against                  Withheld
         ---                      -------                  --------

         8,041,489                58,800                   104,110

3. To determine the number of directors at seven (7) for the ensuing year. The results of the voting were as follows:

         For                      Against                  Withheld
         ---                      -------                  --------

         8,051,739                33,700                   118,960

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES


4. To elect the following directors to serve for a one (1) year term until the next Annual General Meeting of the Shareholders. The results of the voting were as follows:

         Nominee                            For                      Withheld
         -------                            ---                      --------

         H. Lionel Ostrow                   8,144,907                59,492
         Peter Hickey                       8,144,907                59,492
         Isaac Moss                         8,144,907                59,492
         Hubert Marleau                     8,144,907                59,492
         Rick E. Mandrell                   8,144,907                59,492
         Gregory A. Moore                   8,144,907                59,492
         Donald N. Sessaman                 8,144,907                59,492

5. To approve the authorized capital of the Company be altered by consolidating all issued and outstanding common shares without par value on a basis of five (5) common shares consolidated into one (1) common share. The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         7,515,084                          564,155                  125,160

6. To authorize that the Company apply for an instrument of continuance under the Wyoming Business Corporation Act. The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         2,583,399                          173,825                  5,447,175

7. To approve the adoption by the Company in substitution for the existing Articles of the Company, the form of Certificate of Registration and Articles of Continuance. The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         2,542,819                          196,175                  5,465,405

8. To authorize the directors of the Company to abandon the application for Continuance to the State of Wyoming. The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         2,547,109                          178,215                  5,479,075

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES


9. To authorize and direct the President and Chief Executive Officer to perform all acts as may be required to give effect to the matters set forth in
Item 5 through Item 8.  The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         7,436,530                          214,625                  553,244

10. To ratify and approve any existing stock options granted; to authorize the directors to grant stock options; and to authorize the directors to re-negotiate any existing stock options. The results of the voting were as follows:

         For                                Against                  Withheld
         ---                                -------                  --------

         7,085,348                          531,817                  587,234

The shares voted as included in results of the voting described above did not reflect the five (5) for one (1) stock consolidation.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits -- None

(b)  Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYCOMM INTERNATIONAL INC.




Date  June 25, 1997                         /s/ Albert I. Hawk
    -------------------                     -----------------------------------
                                            Albert Hawk
                                            President and
                                            Chief Executive Officer



Date  June 25, 1997                         /s/ Michael R. Skoff
    -------------------                     -----------------------------------
                                            Michael R. Skoff
                                            Chief Financial Officer