Form 10QSB/A
period 1996-02-29
CYCOMM INTERNATIONAL INC
filed 1997-06-26
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------
                                  FORM 10-QSB/A
                                  -------------
(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934

For the quarterly period ended February 29, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 10, 1996, the Registrant had 4,718,468 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes          No  X
                                                       ----        ---

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


                           CYCOMM INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
                    AS OF FEBRUARY 29, 1996 AND MAY 31, 1995
                                   UNAUDITED

                                                   February 29,            May 31,
                                                       1996                 1995
                                                 ------------------ ----------------------
ASSETS                                              (Restated)
  Current Assets
   Cash and cash equivalents                            $2,229,611             $1,791,720
   Accounts receivable                                     183,803                 55,798
   Inventories                                           1,401,403              1,374,005
   Prepaid expenses                                        238,891                 46,001
                                                 ------------------ ----------------------
                                                         4,053,708              3,267,524
                                                 ------------------ ----------------------

  Notes receivable                                         189,510                170,672

  Fixed assets, net                                        287,387                335,210

  Other assets
   Long-term investments                                 1,055,796              1,055,796
   Deferred costs                                          481,337                342,087
   Unearned discount                                       129,527                   -
   Goodwill, net of accumulated amortization               676,193                991,924
   Patents, net of accumulated amortization                 23,750                   -
   Prepaid royalties                                        30,466                 30,466
                                                 ------------------ ----------------------
                                                         2,397,069              2,420,273
                                                 ------------------ ----------------------

                                                 ------------------ ----------------------
                                                        $6,927,674             $6,193,679
                                                 ================== ======================

LIABILITIES

  Current Liabilities
   Accounts payable and accrued liabilities               $610,092               $691,787
   Capital lease obligations                                19,852                 23,341
   Notes payable - current portion                         476,101                639,655
                                                 ------------------ ----------------------
                                                         1,106,045              1,354,783
                                                 ------------------ ----------------------

  Convertible debentures                                 2,775,000                   -
  Notes payable                                             35,109                 35,109
                                                 ------------------ ----------------------
                                                         2,810,109                 35,109
                                                 ------------------ ----------------------

  Commitments and Contingencies

SHAREHOLDERS' EQUITY

  Common Stock, no par value, unlimited
   authorized shares, 4,224,784 and
   3,594,316 shares issued and outstanding
   at February 29,1996 and May 31, 1995                 29,976,673             26,606,192
  Retained Earnings (Deficit)                          (26,965,153)           (21,802,405)
                                                 ------------------ ----------------------
                                                         3,011,520              4,803,787
                                                 ------------------ ----------------------

                                                        $6,927,674             $6,193,679
                                                 ================== ======================


  The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
         FOR THE PERIODS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   UNAUDITED


                                                             Three Months Ended                        Nine Months Ended
                                                  -----------------------------------------   --------------------------------------
                                                    February 29,         February 28,          February 29,        February 28,
                                                        1996                 1995                  1996                1995
                                                  ------------------ ----------------------   ---------------- ---------------------
OPERATIONS                                           (Restated)                                 (Restated)
  Sales                                                    $323,983               $441,465         $1,176,411            $1,056,396
  Cost of sales                                             166,264                274,753            614,562               679,745
                                                  ------------------ ----------------------   ---------------- ---------------------
  Gross profit                                              157,719                166,712            561,849               376,651
                                                  ------------------ ----------------------   ---------------- ---------------------

Expenses
  Consulting                                                331,409                118,221            649,708               375,167
  Depreciation and amortization                             134,284                 70,137            410,851               233,549
  Foreign exchange loss(gain)                                   295                 (2,887)            14,001                 2,336
  Insurance                                                  42,358                 12,087            141,043               161,355
  Legal and accounting                                       27,203                 17,802            146,913               139,215
  Office and miscellaneous                                  215,458                 57,235            451,513               168,603
  Research and product development                          204,624                 66,840            493,683               377,682
  Rent                                                       37,719                 43,764             96,030                95,718
  Salaries, benefits and management fees                    558,114                323,930          1,390,598             1,067,234
  Shareholder communication                                  41,815                 41,763            115,528               120,044
  Telephone and facsimile                                    33,292                 29,566             92,825                89,182
  Travel and promotion                                      100,007                 59,620            246,023               185,712
  Write-down of inventories                                    -                      -               354,885                  -
                                                  ------------------ ----------------------   ---------------- ---------------------
                                                          1,726,578                838,078          4,603,601             3,015,797
                                                  ------------------ ----------------------   ---------------- ---------------------

                                                  ------------------ ----------------------   ---------------- ---------------------
LOSS FROM OPERATIONS                                     (1,568,859)              (671,366)        (4,041,752)           (2,639,146)
                                                  ------------------ ----------------------   ---------------- ---------------------


OTHER INCOME(EXPENSE)

  Interest income                                            30,215                 18,652             51,202                84,334
  Interest expense                                         (640,977)                (6,238)        (1,165,172)              (23,898)
  Gain (loss) on sale of fixed assets                          -                      -               (11,175)                3,871
  Other income                                                1,027                    939              4,149                 6,595
                                                  ------------------ ----------------------   ---------------- ---------------------
                                                           (609,735)                13,353         (1,120,996)               70,902
                                                  ------------------ ----------------------   ---------------- ---------------------

                                                  ------------------ ----------------------   ---------------- ---------------------
NET LOSS                                                ($2,178,594)             ($658,013)       ($5,162,748)          ($2,568,244)
                                                  ================== ======================   ================ =====================

LOSS PER SHARE

  Net loss per share                                         ($0.58)                ($0.21)            ($1.37)               ($0.81)
                                                  ================== ======================   ================ =====================

  Weighted average common shares outstanding              3,760,329              3,175,481          3,760,329             3,175,481
                                                  ================== ======================   ================ =====================


DEFICIT
  Deficit, beginning of period                           24,786,559             19,082,190         21,802,405            17,171,959
  Loss for the period                                     2,178,594                658,013          5,162,748             2,568,244
                                                  ------------------ ----------------------   ---------------- ---------------------
  Deficit, end of period                                $26,965,153            $19,740,203        $26,965,153           $19,740,203
                                                  ================== ======================   ================ =====================




  The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE PERIODS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   UNAUDITED


                                                                           Nine Months Ended
                                                               -----------------------------------------
                                                                   February 29,          February 28,
                                                                       1996                  1995
                                                               ----------------------   ----------------
OPERATING ACTIVITIES:                                               (Restated)
   Loss for the period                                                   ($5,162,748)       ($2,568,244)
   Add (deduct) items not affecting cash:
    Depreciation  and amortization expense                                   410,851            233,549
    Non-cash expenses                                                      1,083,493             -
    Provision to rework inventory                                               -                   866
    Research and product development                                         138,250            140,583
    Provision for product warranty                                           (17,763)            13,735
    Provision for doubtful accounts                                            8,555             -
    Loss/(gain) on sale of fixed assets                                       11,175             (5,404)
    Write-down of inventories                                                354,885             -
                                                               ----------------------   ----------------
                                                                          (3,173,302)        (2,184,915)
                                                               ----------------------   ----------------

Changes to working capital:
  Change in accounts receivable                                             (136,560)            90,796
  Change in inventory                                                       (382,283)           (43,796)
  Change in prepaid expenses                                                 107,110            (15,000)
  Change in accounts payable and accrued liabilities                         331,029           (574,442)
                                                               ----------------------   ----------------
                                                                             (80,704)          (542,442)
                                                               ----------------------   ----------------

                                                               ----------------------   ----------------
   Cash used in operating activities                                      (3,254,006)        (2,727,357)
                                                               ----------------------   ----------------

INVESTING ACTIVITIES:
  Additions to fixed assets                                                  (81,549)           (14,456)
  Proceeds from the sale of fixed assets                                      24,327             19,804
  Acquisition of patents                                                     (25,000)            -
  Increase in notes receivable                                               (20,000)           (43,715)
  Decrease in notes receivable                                                 1,162             -
  Increase in long term investments                                             -               (49,874)
                                                               ----------------------   ----------------
   Cash used in investing activities                                        (101,060)           (88,241)
                                                               ----------------------   ----------------

FINANCING ACTIVITIES:
  Proceeds from convertible debentures and notes payable                   3,985,588              8,000
  Repayment of notes payable                                                (189,142)           (62,607)
  Repayment of capital lease obligations                                      (3,489)            (9,183)
  Proceeds from sale of common stock                                            -                87,567
                                                               ----------------------   ----------------
   Cash provided by financing activities                                   3,792,957             23,777
                                                               ----------------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             437,891         (2,791,821)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD                        1,791,720          3,201,804
                                                               ----------------------   ----------------

CASH AND CASH EQUIVALENTS - END OF THE PERIOD                             $2,229,611           $409,983
                                                               ======================   ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE B)



  The accompanying notes are an integral part of these consolidated financial statements.

                           CYCOMM INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED FEBRUARY 29, 1996
                                   UNAUDITED



                                                            COMMON            COMMON                SPECIAL        ACCUMULATED
                                                            SHARES             STOCK               WARRANTS          DEFICIT
                                                       --------------- ----------------------   ---------------- -------------------
BALANCE, MAY 31, 1994                                       3,012,447            $20,940,396         $2,020,639        ($17,171,959)

Net Loss                                                                                                                 (4,630,446)
Issuance of Common Stock:
  Exercise of stock options                                    21,900                 82,597
  Exercise of special warrants                                160,000              2,025,609         (2,020,639)
  Acquisition of assets                                       100,000                937,500
  Private placement                                           298,775              2,604,945
  Exchange for interest in subsidiary                           1,194                 15,145

                                                       --------------- ----------------------   ---------------- -------------------
BALANCE, MAY 31, 1995                                       3,594,316             26,606,192           -                (21,802,405)


Net Loss                                                                                                                 (5,162,748)
Issuance of Common Stock:
  Issued in Payment for Services                               63,000                300,000
  Issued in Settlement of Liabilities                          76,978                363,455
  Conversion of debentures                                    490,490              1,494,006
  Beneficial conversion feature of convertible debt                                1,213,020

                                                       --------------- ----------------------   ---------------- -------------------
BALANCE, FEBRUARY 29, 1996                                  4,224,784            $29,976,673      $        -           ($26,965,153)
                                                       =============== ======================   ================ ===================





  The accompanying notes are an integral part of these consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of February 29, 1996 and for the period then ended, without audit; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. Management feels that the adjustments made during the current operating period were of a normal, recurring nature.

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

NOTE B - SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Excluded from the consolidated statement of cash flows for the period ended February 29, 1996 were the effects of certain non-cash investing and financing activities as follows:

         Conversion of convertible debentures to
          equity                                           $1,625,000

NOTE C - SUBSEQUENT EVENTS

Acquisition of XL Computing Corporation

On March 21, 1996, with an effective date of March 15, 1996, the Company entered into a Stock Purchase Agreement by and among the Company and XL Vision, Inc. ("XLV") and XL Computing Corporation ("XLCC") whereby the Company acquired 100% of the outstanding stock of XLCC from XLV for an aggregate purchase price, subject to adjustment, of $5,137,787. XLCC is based in Sebastian, Florida and is engaged in the design, manufacturing, sale and support of secure, ruggedized computer products and related products and service thereto.

The Company acquired 100% of the outstanding stock of XLCC in exchange for cash of $2,000,000, a promissory note in the amount of $131,787 due in four equal monthly payments commencing on July 21, 1996 and 300,000 shares of Series A Redeemable Convertible Preferred

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock valued at $3,000,000 for an aggregate purchase price of, subject to adjustment, $5,131,787. The promissory note is subject to adjustment based on certain financial results of XLCC. The Company also granted warrants to purchase 500,000 common shares of the Company at $3.75 per share to XLV. In March 1996, the Company issued a series of convertible debentures with gross proceeds of $1,800,000 to the Company. The proceeds of the debentures were used to fund the cash portion of the XLCC acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

Cycomm is developing and marketing new cellular privacy and security products. Until Cycomm is able to achieve sustainable levels of sales, it will be required to rely on its working capital or raise additional capital to fund its operations. With the completion of Cycomm's private placement in April 1995 and the issuance of convertible debentures in the current fiscal year, Cycomm has sufficient working capital for the fiscal year ended May 31, 1996. In the event that sales are less than anticipated during the remainder of fiscal year 1996 and fiscal year 1997, Cycomm may be required to seek additional funding through borrowings or sales of equity securities. Historically, Cycomm has raised funds through equity financings to develop and market its products, sustain its operations, make acquisitions and enter into joint ventures and distribution agreements.

At February 29, 1996, the Company had working capital of approximately $2.9 million and total debt of approximately $3.3 million. Included in total debt is $430,000 due to AT&T in conjunction with the acquisition of certain assets from Datotek, Inc., a wholly-owned subsidiary of AT&T Corp. The terms of the AT&T Note were restructured to provide for principal payments of $100,000 on each of April 11, 1996, July 11, 1996 and October 11, 1996 and $130,000 on December 31, 1996.

As of February 29, 1996, the Company has raised $4.4 million in debt financing through the issuance of convertible debentures of which $2,775,000 is outstanding at February 29, 1996. In September 1995, the Company issued a series of convertible debentures with gross proceeds of $1,400,000 to the Company. As of February 29, 1996, debentures in this issue with a principal amount of $1,375,000, with accrued interest thereon, were converted into 416,779 common shares of the Company.

In December 1995, the Company issued a series of convertible debentures with gross proceeds of $3,000,000 to the Company. The debentures, which are due on December 4, 1997 and bear interest of 10% per annum, are unsecured and convertible into common stock of the Company at the Market Price, as defined. Pursuant to the terms of the debentures, the holders may convert, at their option, an amount of up to 25% of outstanding principal and interest any time after January 25, 1996, up to 50% of outstanding principal and interest after February 24, 1996, up to 75% of outstanding principal and interest after March 25, 1996 and up to 100% of outstanding principal and interest after April 24, 1996. As of February 29, 1996, debentures in this issue with a principal amount of $250,000, with accrued interest thereon, were converted into 73,711 common shares of the Company.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

In March 1996, the Company issued a series of convertible debentures with gross proceeds of $1,800,000 to the Company. The proceeds of the debentures were used to fund the cash portion of the XLCC acquisition. The debentures, which are due in March 1998 and bear interest of 9.5% per annum, are unsecured and convertible into common stock of the Company at the Market Price, as defined. Pursuant to the terms of the debentures, the holders may convert, at their option, an amount of up to 33.3% of outstanding principal and interest any time after May 4, 1996, up to 66.7% of outstanding principal and interest after May 24, 1996, and up to 100% of outstanding principal and interest after June 23, 1996.

RESULTS OF OPERATIONS

Three Months Ended February 29, 1996 and February 28, 1995

The Company recorded a net loss of $2,178,594 for the three months ended February 29, 1996, as compared to a net loss of $658,013 for the three months ended February 28, 1995.

The Company recorded sales of $323,983 for the three months ended February 29, 1996, as compared to sales of $441,465 for the corresponding quarter of the prior year. This represents a decrease of 27% and is attributable a large one-time privacy rack sale in the prior year period.

The Company recorded gross profit of $157,719, or 49% of net sales in the three months ended February 29, 1996, as compared to $166,712, or 38% of net sales for the corresponding quarter of the prior year. The improvement in gross margin in mainly due to the Company's ability to reduce its manufacturing costs on its security products.

Total operating expenses were $1,726,578 for the three months ended February 29, 1996, as compared to total operating expenses of $838,078 for the three months ended February 28, 1995. This increase is attributable to increased costs related to additional expenses incurred in anticipation of increased sales such as sales and marketing costs, salaries and advertising.

Interest expense for the three months ended February 29, 1996 was $640,977 as compared to $6,238 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures. Included in interest expense are non-recurring, non-cash charges of $616,827 for the three months ended February 29, 1996 related to convertible debt financing that give effect to beneficial conversion features.

Nine Months Ended February 29, 1996 and February 28, 1995

The Company recorded a net loss of $5,162,748 for the nine months ended February 29, 1996, as compared to a net loss of $2,568,244 for the nine months ended February 29, 1995.

The Company recorded sales of $1,176,411 for the nine months ended February 29, 1996, as compared to sales of $1,056,396 for the corresponding nine month period of the prior year. This represents an increase of 11% and is attributable to increased unit volumes on the sales of the Company's security products. Additional revenue increases were recognized on the sales of certain equipment and products that will not form a part of the Company's on-going products lines.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES


The Company recorded gross profit of $561,849, or 48% of net sales in the nine months ended February 29, 1996, as compared to $376,651, or 36% of net sales for the corresponding nine month period of the prior year. The improvement in gross margin in mainly due to the Company's ability to reduce its manufacturing costs on its security products. However, an additional factor in the current period gross margin increase was the high margins realized on sales of certain equipment and products whose costs had been previously written down.

Total operating expenses were $4,603,601 for the nine months ended February 29, 1996, as compared to total operating expenses of $3,015,797 for the nine months ended February 28, 1995. This increase is attributable to increased costs related to additional expenses incurred in anticipation of increased sales. Also included in the current nine month period was an expense of $354,885 resulting from a one-time charge related to the settlement of a component contract for discontinued inventory ordered in 1993.

Interest expense for the nine months ended February 29, 1996 was $1,165,172 as compared to $23,898 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures. Included in interest expense are non-recurring, non-cash charges of $1,083,493 for the nine months ended February 29, 1996 related to convertible debt financing that give effect to beneficial conversion features.


                                    PART II.
                               OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits -- None

(b)  Reports on Form 8-K:

         1. Current Report on Form 8-K was filed on April 5, 1996 reporting the acquisition of XL Computing Corporation under
                 Item 2. - Acquisition or Disposition of Assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYCOMM INTERNATIONAL INC.




Date:  June 25, 1997                        /s/  Albert I. Hawk
     --------------------                   -----------------------------------
                                            Albert I. Hawk
                                            President and
                                            Chief Executive Officer



Date:  June 25, 1997                        /s/  Michael R. Skoff
      -------------------                   -----------------------------------
                                            Michael R. Skoff
                                            Chief Financial Officer