Form 10KSB/A
period 1996-05-31
CYCOMM INTERNATIONAL INC
filed 1997-06-26
CIK 869979

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ---------------

                                FORM 10-KSB/A-2
(Mark One)
 /X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                     OR
 /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Interest expense for the year ended May 31, 1996 was $1,895,236 as compared to $41,767 for the prior period. Included in interest expense are non-recurring, non-cash charges of $1,660,046 related to the convertible debt financing that give effect to beneficial conversion features.

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


                                          CYCOMM INTERNATIONAL INC.


Date:    June 25, 1997                    By:   /s/   Albert I. Hawk
                                                --------------------
                                                Albert I. Hawk
                                                President and
                                                Chief Executive Officer




     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.


By:      /s/      Albert I. Hawk                               June 25, 1997
      --------------------------------------
         Albert I. Hawk, President and
         Chief Executive Officer

By:    /s/        Hubert Marleau                               June 25, 1997
     ---------------------------------------
         Hubert Marleau, Director

By:      /s/      Rick E. Mandrell                             June 25, 1997
     ---------------------------------------
         Rick E. Mandrell, Director

By:      /s/      Gen. Thomas Stafford                         June 25, 1997
     ---------------------------------------
         Gen. Thomas Stafford, Director

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



Vancouver, Canada,
September 5, 1996.                                        /s/ ERNST & YOUNG
                                                          Chartered Accountants

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED MAY 31,

                                                                                      1996                         1995
                                                                              ------------------          -------------------
                                                                              (RESTATED - NOTE 2)         (RESTATED - NOTE 2)
 Sales                                                                            $  4,985,036                 $ 1,283,081
 Cost of sales                                                                       3,634,254                     855,414
                                                                                  -------------               -------------
 Gross profit                                                                        1,350,782                     427,667
                                                                                  -------------               -------------

 Expenses
    Selling, general and administrative                                              5,730,671                   3,671,854
    Research and product development                                                   749,041                     502,505
    Depreciation and amortization (Note 3)                                           1,228,295                     374,984
    Foreign exchange loss(gain)                                                         14,797                     (19,326)
    Write-down of inventories to net realizable value                                1,220,457                     542,897
                                                                                  -------------               -------------
                                                                                     8,943,261                   5,072,914
                                                                                  -------------               -------------
 LOSS FROM OPERATIONS                                                               (7,592,479)                 (4,645,247)
                                                                                  -------------                ------------

 OTHER INCOME (EXPENSE)

    Interest income                                                                     64,345                     111,590
    Interest expense                                                                (1,895,236)                    (41,767)
    Equity in losses of long-term investments                                            ---                       (69,580)
    Gain (loss) on sale of fixed assets                                                (27,300)                      3,871
    Other income                                                                         6,019                      10,687
                                                                                   ------------                ------------
                                                                                    (1,852,172)                     14,801
                                                                                   ------------                ------------
 NET LOSS                                                                          $(9,444,651)                $(4,630,446)
                                                                                   ============                ============


 LOSS PER SHARE

    Net loss per share                                                                  $(2.36)                    $ (1.43)
                                                                                        =======                    ========

    Weighted average number of common shares outstanding                             4,002,289                   3,233,467
                                                                                   ============                ============





                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    MAY 31,

                                                                                            1996                   1995
                                                                                    ------------------      -------------------
                                                                                    (RESTATED - NOTE 2)     (RESTATED - NOTE 2)
 ASSETS

 Current
          Cash and cash equivalents                                                    $   2,477,267          $   1,791,720
          Accounts receivable, less allowance for doubtful accounts
               of $20,864 and $8,048, respectively (Notes 7 and 17)                        1,782,982                 55,798
          Inventories (Notes 4 and 17)                                                     2,691,000              1,374,005
          Prepaid expenses                                                                   186,451                 46,001
                                                                                       -------------          -------------
                  Total current assets                                                     7,137,700              3,267,524
                                                                                       -------------          -------------


 Notes receivable                                                                             69,182                170,672



 Fixed assets, net (Note 5)                                                                1,593,672                335,210


 Goodwill, net of accumulated amortization of $1,223,278 and $265,884,
          respectively (Note 3)                                                            1,849,114                991,924


 Other assets
          Long-term investments (Note 6)                                                   1,175,859              1,055,796
          Deferred technology costs, net of accumulated amortization of
             $820,093 and $635,760, respectively                                             157,754                342,087
          Deferred financing costs, net of accumulated amortization of $14,816               316,084                 ---
          Unearned discount                                                                  499,188                 ---
          Patents, net of accumulated amortization of $2,500                                  22,500                 ---
          Prepaid royalties                                                                    ---                   30,466
                                                                                        ------------          -------------


                                                                                           2,171,385              1,428,349
                                                                                        ------------          -------------
                                                                                        $ 12,821,053          $   6,193,679
                                                                                        ============          =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current
          Accounts payable - trade                                                      $  1,700,330          $     414,584
          Accounts payable - other                                                            45,763                118,606
          Accrued liabilities                                                                658,841                158,597
          Due to affiliate (Note 13)                                                          60,129               ---
          Dividends payable on preferred stock                                                46,000               ---
          Current portion of capital lease obligations (Note 8)                                9,360                  8,424
          Current portion of notes payable and convertible debentures (Note 7)             1,032,942                639,655
                                                                                        ------------          -------------
                  Total current liabilities                                                3,553,365              1,339,866
                                                                                        ------------          -------------


 Capital lease obligations (Note 8)                                                            8,207                 14,917

 Notes payable and convertible debentures (Note 7)                                         3,309,001                 35,109

 Commitments and contingencies (Notes 1, 8 and 17)

 Stockholders' equity

          Series A Preferred stock, 15,000 shares issued and outstanding at
            May 31, 1996 (Note 9)                                                          1,500,000                 ---
          Common stock, no par value, unlimited authorized shares,
            5,943,771 and 3,594,316 shares issued and outstanding
            at May 31, 1996 and 1995, respectively (Notes 9, 10 and 17)                   33,743,536             26,606,192

          Deficit                                                                        (31,293,056)           (21,802,405)
                                                                                       --------------         --------------
                  Total stockholders' equity                                               5,950,480              4,803,787
                                                                                       --------------         --------------
                                                                                       $  12,821,053           $  6,193,679
                                                                                       ==============         ==============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED MAY 31,

                                                                                         1996                      1995
                                                                                    ---------------         -----------------
                                                                                  (RESTATED - NOTE 2)     (RESTATED - NOTE 2)
 OPERATING ACTIVITIES

    Net loss                                                                            $(9,444,651)         $(4,630,446)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                                     1,228,295              374,984
        Loss (gain) on sale of fixed assets                                                  27,300               (3,871)
        Write-down of inventories to net realizable value                                 1,220,457              542,897
        Non-cash expenses                                                                 1,835,046               ---
        Research and product development                                                    184,333              186,666
        Equity in losses of long-term investments                                             ---                 69,580


    Change in operating assets and liabilities
      (Note 11)                                                                             609,653             (339,729)
                                                                                        ------------         ------------

    Cash (used in) operating activities                                                  (4,339,567)          (3,799,919)
                                                                                        ------------          -----------


 INVESTING ACTIVITIES
    Long-term investments                                                                     ---                (32,311)
    Prepayment of royalties                                                                  30,466                 (404)
    Acquisition of fixed assets                                                            (135,907)             (26,464)
    Proceeds on disposal of fixed assets                                                     24,389               19,803
    Payment for acquisitions, net of cash acquired:
        - XL Computing Corporation (Note 3)                                              (2,150,000)               ---
        - Advanced Cellular Privacy System (Note 3)                                           ---               (250,000)
    Increase in notes receivable                                                            (20,000)             (56,364)
    Decrease in notes receivable                                                              1,427                ---
    Acquisition of patents                                                                  (25,000)               ---
                                                                                        ------------         ------------
    Cash (used in) investing activities                                                  (2,274,625)            (345,740)
                                                                                        ------------         ------------



 FINANCING ACTIVITIES
    Issuance of common stock                                                                  ---              2,692,512
    Borrowings under notes payable                                                           38,349                8,000
    Repayment of notes payable and convertible debentures                                  (315,336)             (81,549)
    Borrowings under convertible debentures                                               8,425,000              130,000
    Deferred financing costs on convertible debentures                                     (842,500)               ---
    Obligations under capital leases                                                          ---                 11,731
    Repayment of obligations under capital leases                                            (5,774)             (25,119)
                                                                                        ------------        -------------
    Cash provided by financing activities                                                 7,299,739            2,735,575
                                                                                        ------------         ------------

    Increase (decrease) in cash and cash equivalents during the year                        685,547           (1,410,084)
    Cash and cash equivalents, beginning of year                                          1,791,720            3,201,804
                                                                                        ------------         ------------
    Cash and cash equivalents, end of year                                              $ 2,477,267          $ 1,791,720
                                                                                        ============         ============





                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED MAY 31,


                                         PREFERRED      PREFERRED       COMMON         COMMON        SPECIAL       ACCUMULATED
                                           SHARES         STOCK         SHARES          STOCK        WARRANTS        DEFICIT
                                           ------         -----         ------          -----        --------        -------
 BALANCE, MAY 31, 1994                      ---           ---            3,012,447    $20,940,396    $2,020,639    ($17,171,959)

 Net loss                                                                                                            (4,630,446)
 Issuance of common stock:
    Exercise of stock options                                               21,900         87,567
    Exercise of special warrants                                           160,000      2,020,639    (2,020,639)
    Acquisition of ACPS                                                    100,000        937,500
    Private placement                                                      298,775      2,604,945
    Exchange for interest in
          subsidiary                                                         1,194         15,145

                                          --------     ----------     ------------   ------------  -----------   ---------------
 BALANCE, MAY 31, 1995                       ---            ---          3,594,316     26,606,192      ---          (21,802,405)



 Net loss                                                                                                            (9,444,651)
 Issuance of preferred stock
    on acquisition of XLCC                  30,000     $3,000,000
 Issuance of common stock:
   Issued in payment for
          services
   Issued in settlement of
          liabilities                                                       76,978        363,455
   Conversion of debentures                                              1,809,477      4,814,655
   Conversion of preferred
          stock                            (15,000)    (1,500,000)         400,000      1,500,000
 Dividends on preferred
          stock                                                                                                         (46,000)
 Beneficial conversion feature
          of convertible debt                                                           2,159,234
                                         ---------     ----------     ------------   ------------  -----------     ------------
 BALANCE, MAY 31, 1996                      15,000     $1,500,000       5,943,771     $35,743,536   $     ---       (31,293,056)
                                         =========     ==========     ============   ============  ===========     =============





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

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $9,444,651 for the year ended May 31, 1996 and as of that date had an accumulated deficit of $31,293,056. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has adopted a position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first becomes covertible. This change in accounting methods resulted in additional interest expense of $1,660,046 in the year ended May 31, 1996 or $0.41 per share.

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

Pro forma unaudited consolidated operating results of the Company and XLCC for the years ended May 31, 1996 and 1995, assuming the acquisition had occurred as of June 1, 1994, are summarized below:

                                     Years Ended May 31,
                                     -------------------

                                    1996             1995
                                    ----             ----
 Sales                           $11,770,363      $10,707,359
 Net Loss                       ($10,101,999)    ($ 4,543,229)
 Net Loss per Share                   ($2.52)          ($1.41)

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