Form 10QSB/A
period 1996-08-31
CYCOMM INTERNATIONAL INC
filed 1997-06-26
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -----------------
                               FORM 10-QSB/A-2
                               -------------
(Mark One)

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

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AS OF AUGUST 31, 1996 AND MAY 31, 1996
                                  (UNAUDITED)

                                                                                  AUGUST 31,              MAY 31,
                                                                                    1996                  1996
                                                                                --------------        --------------
                                                                                  (Restated)             (Restated)
 ASSETS
 Current Assets
    Cash and cash equivalents                                                      $   612,154          $  2,477,267
    Accounts receivable, net                                                         3,126,193             1,782,982
    Inventories                                                                      7,034,444             2,691,000
    Prepaid expenses                                                                   135,078               186,451
                                                                                   -----------           -----------
                                                                                    10,907,869             7,137,700
                                                                                   -----------           -----------

 Notes receivable                                                                       69,305                69,182

 Fixed assets, net                                                                   1,535,465             1,593,672

 Goodwill, net                                                                       1,768,581             1,849,114

 Other assets
    Long-term investments                                                            1,175,859             1,175,859
    Organization costs                                                                  45,944              ---
    Deferred technology costs, net                                                     111,671               157,754
    Deferred financing costs, net                                                      187,565               316,084
    Deferred income tax                                                                 35,221              ---
    Unearned Discount                                                                   55,842               499,188
    Patents, net                                                                        21,250                22,500
                                                                                   -----------           -----------
                                                                                     1,633,352             2,171,385
                                                                                   -----------           -----------
                                                                                   $15,914,572           $12,821,053
                                                                                   ===========           ===========
 LIABILITIES
 Current Liabilities
    Accounts payable and accrued liabilities                                        $2,379,253            $2,404,934
    Due to affiliate                                                                    13,230                60,129
    Bank line of credit                                                              1,186,160              ---
    Dividends payable on preferred stock                                                76,667                46,000
    Current portion of capital lease obligations                                        75,413                 9,360
    Notes payable                                                                      762,016             1,032,942
                                                                                   -----------           -----------
                                                                                     4,492,739             3,553,365
                                                                                   -----------           -----------

 Capital lease obligations                                                               8,208                 8,207
 Convertible debentures                                                              2,141,666             3,309,001
 Deferred credit (Note 2)                                                            2,033,540              ---

 STOCKHOLDERS' EQUITY
    Series A Preferred Stock, 15,000 shares issued and
       outstanding at August 31, 1996 and May 31, 1996                               1,500,000             1,500,000
    Common Stock, no par value, unlimited
       authorized shares, 6,973,351 and
       5,943,771 shares issued and
       outstanding at August 31, 1996 and May 31, 1996                              38,882,350            35,743,536
    Cumulative translation adjustment                                                  (11,285)              ---
    Deficit                                                                        (33,132,646)          (31,293,056)
                                                                                   -----------           -----------
                                                                                     7,238,419             5,950,480
                                                                                   -----------           -----------
                                                                                    15,914,572           $12,821,053
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

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                 AUGUST 31,          AUGUST 31,
                                                                                    1996                1995
                                                                                -----------         ------------
                                                                                 (Restated)    (RESTATED - NOTE 1)
 Sales                                                                           $4,465,105               $429,353
 Cost of sales                                                                    2,871,979                192,700
                                                                                  ---------               --------
 Gross profit                                                                     1,593,126                236,653
                                                                                  ---------               --------
 Expenses
    Selling, general and administrative                                           1,939,177                966,736
    Research and product development                                                461,040                 88,536
    Depreciation and amortization                                                   179,076                141,153
    Foreign exchange loss(gain)                                                      (2,356)                (1,267)
    Write-down of inventories                                                         3,529               ---
                                                                                  ---------             ----------
                                                                                  2,580,466              1,195,090
                                                                                  ---------             ----------
 LOSS FROM OPERATIONS                                                              (987,340)              (958,505)
                                                                                  ---------              ---------

 OTHER INCOME (EXPENSE)

    Interest income                                                                  21,006                 10,033
    Interest expense                                                               (895,637)               (15,250)
    Gain (loss) on sale of fixed assets                                                (203)                (8,597)
    Other income                                                                     53,251                  1,382
                                                                                -----------              ---------
                                                                                   (821,583)               (12,432)
                                                                                -----------              ---------
 NET LOSS                                                                       $(1,808,923)             $(970,937)
                                                                                ===========              =========

 LOSS PER SHARE

    Net loss per share                                                               $(0.29)               $ (0.27)
                                                                                     ======                =======

    Weighted average number of common shares outstanding                          6,248,291              3,613,192
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

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                   AUGUST 31,          AUGUST 31,
                                                                                     1996                1995
                                                                                 -------------     -----------------
                                                                                  (Restated)     (RESTATED - NOTE 1)
 OPERATING ACTIVITIES
    Net loss                                                                     $(1,808,923)             $(970,937)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and amortization                                                179,076                141,153
        Loss (gain) on sale of fixed assets                                              202                  8,597
        Write-down of inventories                                                      3,529                 ---
        Non-cash expenses                                                            880,036                  1,810
        Research and product development                                              46,084                 73,965

    Change in operating assets and liabilities                                     (2,598,741)              (161,518)
                                                                                 ------------              ---------
    Cash (used in) operating activities                                           (3,298,737)              (906,930)
                                                                                 ------------             ----------

 INVESTING ACTIVITIES
    Acquisition of fixed assets                                                      (39,385)               (10,645)
    Proceeds on disposal of fixed assets                                               2,013                 ---
    Increase in notes receivable                                                        (123)                ---
    Payment for acquisition, net of cash acquired:
       - XL Computing Canada Inc.                                                 (1,000,000)                ---
    Other                                                                            (81,165)                ---
                                                                                 ------------            -----------
    Cash (used in) investing activities                                           (1,118,660)               (10,645)
                                                                                 ------------            -----------

 FINANCING ACTIVITIES
    Issuance of common stock                                                         300,000                 ---
    Borrowings under bank line of credit                                           1,186,160                 ---
    Repayment of notes payable                                                      (270,926)              (149,402)
    Borrowings under convertible debentures                                        1,500,000                 ---
    Deferred financing costs on convertible debentures                              (150,000)                ---
    Repayment of obligations under capital leases                                    (12,950)                (1,556)
                                                                                 ------------            ----------
    Cash provided (used) by financing activities                                   2,552,284               (150,958)
                                                                                 ------------            -----------

    Increase (decrease) in cash and cash equivalents during the period            (1,865,113)            (1,068,533)
    Cash and cash equivalents, beginning of period                                 2,477,267              1,791,720
                                                                                 ------------           ------------
    Cash and cash equivalents, end of period                                     $   612,154            $   723,187
                                                                                 ============           ============

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                 $   15,588            $     5,416
    Income taxes paid                                                                 ---                    ---

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of convertible debentures to common stock                          $2,507,234            $    ---
    Capital lease obligations incurred                                            $   79,004            $     9,094


          See accompanying notes to consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED AUGUST 31, 1996
                                  (UNAUDITED)


                                                                                        CUMULATIVE
                                      PREFERRED   PREFERRED    COMMON       COMMON      TRANSLATION    ACCUMULATED
                                       SHARES       STOCK       SHARES      STOCK       ADJUSTMENT       DEFICIT
                                       ------     ---------    -------      ------      ----------     ------------
 BALANCE, MAY 31, 1995                   ---         ---      3,594,316   $26,606,192      ---         $(21,802,405)

 Net loss                                                                                                (9,444,651)
 Issuance of preferred stock
    on acquisition of XLCC              30,000   $3,000,000
 Issuance of common stock:
    Issued in payment for services                               63,000       300,000
    Issued in settlement of
      liabilities                                                76,978       363,455
    Conversion of debentures                                  1,809,477     4,814,655
 Conversion of preferred stock         (15,000)  (1,500,000)    400,000     1,500,000
 Dividends on preferred stock                                                                               (46,000)
 Beneficial conversion feature of
    convertible debt                                                        2,159,234
                                       -------    ---------   ---------  ------------   ---------       ------------
 BALANCE, MAY 31, 1996                  15,000    1,500,000   5,943,771    35,743,536      ---          (31,293,056)


 Net loss                                                                                                (1,808,923)

 Issuance of common stock:
    Conversion of debentures                                    929,580     2,507,234
    Exercise of options                                         100,000       300,000
 Dividends on preferred stock                                                                               (30,667)
 Cumulative translation adjustment                                                      $(11,285)
 Beneficial conversion feature of
    convertible debt                                                          331,580
                                       -------   ----------   ---------   -----------   ---------      -------------
 BALANCE, AUGUST 31, 1996               15,000   $1,500,000   6,973,351   $38,882,350   $(11,285)      $(33,132,646)
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

The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 1996.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 1996 and August 31, 1995

The Company recorded a net loss of $1,808,923 for the three months ended August 31, 1996, as compared to a net loss of $970,937 for the three months ended August 31, 1995.

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

Interest expense for the three months ended August 31, 1996 was $895,637 as compared to $15,250 for the prior period. This increase is due to increased debt financing obtained by the Company in the form of convertible debentures. Included in interest expense are non-recurring, non-cash charges of $774,926 for the three months ended August 31, 1996 related to convertible debt financing that give effect to beneficial conversion features.

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

                                      CYCOMM INTERNATIONAL INC.




Date:  June 25, 1997                  /s/  Albert I. Hawk
     ---------------------            -----------------------------
                                      Albert I. Hawk
                                      President and
                                      Chief Executive Officer

Date:  June 25, 1997                  /s/  Michael R. Skoff
     ---------------------            -----------------------------
                                      Michael R. Skoff
                                      Chief Financial Officer