Form 10QSB
period 1997-06-30
CYCOMM INTERNATIONAL INC
filed 1997-08-14
CIK 869979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -----------
                                  FORM 10-QSB
                                  -----------
(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

For the quarterly period ended June 30, 1997

     Transition report under Section 13 or 15(d) of the Securities Exchange Act ---- of 1934

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

As of August 8, 1997, the Registrant had 9,389,759 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  ---      ---

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets .....................   3

                Condensed Consolidated Statements of Operations ...........   4

                Condensed Consolidated Statements of Cash Flows ...........   5

                Condensed Consolidated Statement of Stockholders' Equity ..   6

                Notes to Condensed Consolidated Financial Statements ......   7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION .........................................   9


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS .........................................   11

ITEM 2.         CHANGES IN SECURITIES .....................................   11

ITEM 3.         DEFAULT UPON SENIOR SECURITIES ............................   11

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......   11

ITEM 5.         OTHER INFORMATION .........................................   12

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K ..........................   12

SIGNATURES      ...........................................................   13

                       CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                             JUNE 30,      DECEMBER 31,
                                                               1997            1996
                                                          --------------  --------------
ASSETS                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                 $  1,607,214     $ 1,220,544
  Accounts receivable, net                                     2,439,574       2,170,518
  Inventories                                                  5,866,826       5,819,852
  Marketable securities                                          300,146          ---
  Prepaid expenses                                                49,221          76,785
                                                              ----------       ---------
    Total current assets                                      10,262,981       9,287,699
                                                              ----------       ---------

Fixed assets, net                                              1,658,513       1,663,176

Goodwill, net                                                  1,788,106       1,673,835

Other assets:
  Notes receivable                                               185,812          41,521
  Long-term investments                                           ---            513,500
  Deferred technology costs, net                                  14,303          50,227
  Deferred financing costs, net                                  265,699         264,825
  Unearned discount                                              129,631         159,276
  Other                                                          220,603          94,699
                                                            ------------    ------------
                                                                 816,048       1,124,048
                                                            ------------    ------------
                                                            $ 14,525,648    $ 13,748,758
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable- trade                                   $  1,771,819    $  1,871,815
  Accrued liabilities                                            876,342       1,167,337
  Due to affiliate                                               340,959         160,321
  Dividends payable on preferred stock                            ---             86,667
  Current portion of capital lease obligations                    43,622          81,527
  Revolving credit facility                                    1,691,688       1,138,933
  Current portion of notes payable and convertible
   debentures                                                    579,999         329,401
                                                               ---------       ---------
    Total current liabilities                                  5,304,429       4,836,001
                                                               ---------       ---------
Capital lease obligations                                         56,256          71,869
Convertible debentures                                         3,000,000       3,074,999
Deferred credit                                                  105,718         620,466
Stockholders' equity:
Common Stock, no par value, unlimited authorized shares,
  9,389,759 and 8,050,401 shares issued and outstanding
  at June 30, 1997 and December 31, 1996                      46,527,670      42,970,749
Accumulated deficit                                          (40,468,425)    (37,825,326)
                                                            ------------    ------------
    Total stockholders' equity                                 6,059,245       5,145,423
                                                            ------------    ------------
                                                            $ 14,525,648    $ 13,748,758
                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE PERIODS ENDED JUNE 30, 1997 AND MAY 31, 1996
                                 (UNAUDITED)

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               ------------------                  ----------------
                                           JUNE 30,            MAY 31,          JUNE 30,          MAY 31,
                                             1997               1996              1997             1996
                                        ------------        -------------   ------------    ----------------
                                                        (Restated - Note 1)                (Restated - Note 1)
Sales                                    $ 3,408,977          $ 3,808,625    $ 7,033,684         $ 4,132,608
Cost of sales                              2,437,669            3,019,692      4,953,094           3,185,956
                                           ---------            ---------      ---------           ---------
Gross profit                                 971,308              788,933      2,080,590             946,652
                                           ---------            ---------      ---------           ---------
Expenses
 Selling, general and administrative       1,767,225            2,400,490      3,293,439           3,787,865
 Research and product development            320,846              255,358        548,300             459,982
 Depreciation and amortization               179,180              817,444        370,003             951,728
 Foreign exchange loss (gain)                 (5,368)                 796         (3,117)              1,091
 Write-down of inventories to net
   realizable value                          ---                  865,572         ---                865,572
                                          ----------          -----------    -----------         -----------
                                           2,261,883            4,339,660      4,208,625           6,066,238
                                          ----------          -----------    -----------         -----------

LOSS FROM OPERATIONS                      (1,290,575)          (3,550,727)    (2,128,035)         (5,119,586)

OTHER INCOME (EXPENSE)

 Interest income                              24,086               13,143         35,903              43,358
 Interest expense                           (256,450)            (730,064)      (583,122)         (1,371,041)
 Gain (loss) on sale of fixed assets          ---                 (16,125)        ---                (16,125)
 Unrealized holding gain on marketable
 securities                                   32,155               ---            32,155              ---
 Other income                                 ---                   1,870        ---                   2,897
                                        ------------          -----------    -----------         -----------
                                            (200,209)            (731,176)      (515,064)         (1,340,911)
                                        ------------          -----------    -----------         -----------
NET LOSS                                $ (1,490,784)         $(4,281,903)   $(2,643,099)        $(6,460,497)
                                        ============          ===========    ===========         ===========
LOSS PER SHARE
 Net loss per share                           $(0.16)              $(.90)        $(0.30)             $(1.47)
                                              ======               ======         ======              ======
 Weighted average number of common
   shares outstanding                      9,274,994            4,744,253      8,858,879           4,404,589
                                           =========            =========      =========           =========

     See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE PERIODS ENDED JUNE 30, 1997 AND MAY 31, 1996
                                 (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                      JUNE 30,             MAY 31,
                                                                       1997                 1996
                                                                    -----------         ------------
                                                                                     (Restated - Note 1)
OPERATING ACTIVITIES
 Net loss                                                           $(2,643,099)         $(6,460,497)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                      370,003              951,728
     Loss (gain) on sale of fixed assets                                 ---                  16,125
     Unrealized holding gain on marketable securities                   (32,155)               ---
     Provision for product warranty                                      ---                   9,049
     Write-down of inventories                                           ---                 865,572
     Non-cash expenses                                                  400,479            1,368,380
     Research and product development                                    35,924               92,166
 Change in operating assets and liabilities                            (713,107)             906,728
                                                                    -----------           ----------
 Cash used in operating activities                                   (2,581,955)          (2,250,749)
                                                                    -----------           ----------
INVESTING ACTIVITIES
 Acquisition of fixed assets                                           (206,918)             (67,469)
 Proceeds on disposal of fixed assets                                    35,590                   61
 Increase in long-term investment                                      (205,000)               ---
 Decrease in long-term investment                                       513,500                ---
 Acquisition, net of cash acquired, XLCC                                  ---             (2,150,000)
 Increase in notes receivable                                          (184,000)             (20,000)
 Decrease in notes receivable                                            41,521                1,427
 Acquisition of patents                                                   ---                (25,000)
 Other                                                                 (125,904)              30,466
                                                                       --------           ----------
 Cash used in investing activities                                     (131,211)          (2,230,515)
                                                                       --------           ----------
FINANCING ACTIVITIES
 Borrowings under revolving credit facility                             552,755                ---
 Borrowings under notes payable                                           ---                  8,303
 Repayment of notes payable and convertible debentures                  (99,401)            (155,408)
 Borrowings under convertible debentures                              3,000,000            7,025,000
 Deferred financing costs on convertible debentures                    (300,000)            (702,500)
 Repayment - capital leases                                             (53,518)              (4,639)
                                                                      ---------            ---------
 Cash provided by financing activities                                3,099,836            6,170,756
                                                                      ---------            ---------
 Increase in cash and cash equivalents during the period                386,670            1,689,492
 Cash and cash equivalents, beginning of period                       1,220,544              787,775
                                                                      ---------            ---------
 Cash and cash equivalents, end of period                            $1,607,214           $2,477,267
                                                                     ==========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                       $  129,601           $   32,128
 Income taxes paid                                                   $    ---             $    ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of convertible debentures to common stock                $2,618,961           $4,230,549

     See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED JUNE 30, 1997
                                 (UNAUDITED)

                                   PREFERRED    PREFERRED      COMMON      COMMON      ACCUMULATED
                                     SHARES       STOCK        SHARES       STOCK        DEFICIT
                                   ----------  ------------  ----------  -----------  -------------
BALANCE, MAY 31, 1996                  15,000    $1,500,000   5,943,771  $35,743,536  $(31,293,056)

Net loss                                                                                (6,491,603)
Issuance of common stock:
  Conversion of debentures                                    1,393,186    3,911,880
  Conversion of preferred stock       (15,000)   (1,500,000)    400,000    1,500,000
  Private placement                                             195,331      530,100
  Exercise options                                              100,000      300,000
  Acquisition earn-out                                           18,113       90,020
Beneficial conversion feature of
  convertible debt                                                           895,213
Dividends on preferred stock                                                               (40,667)
                                   ----------  ------------  ----------  -----------  -------------

BALANCE, DECEMBER 31, 1996             ---         ---        8,050,401   42,970,749   (37,825,326)

Net loss                                                                                (2,643,099)
Issuance of common stock:
  Conversion of debentures                                    1,147,062    2,618,961
  Acquisition earn-out                                          180,975      567,126
  Issued in payment for services                                 11,321       37,501
Beneficial conversion feature of
  convertible debt                                                           333,333
                                   ----------  ------------  ----------  -----------  -------------

BALANCE, JUNE 30, 1997                 ---     $   ---        9,389,759  $46,527,670  $(40,468,425)
                                   ==========  ============  ==========  ===========  =============

     See accompanying notes to condensed consolidated financial statements

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of June 30, 1997 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The Company has changed its fiscal year end from May 31 to December 31 effective December 31, 1996. Accordingly, the results of operations for the six months ended June 30, 1997 are compared to the most applicable period from the previous fiscal year which is the six months ended May 31, 1996.

The Company has restated its May 31, 1996 financial statements to recognize a recently announced position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first becomes convertible. This prior period adjustment resulted in additional non-cash interest expense of $1,193,379 in the six months ended May 31, 1996 or $0.27 per share.

NOTE 2 - INVENTORIES

The following is a summary of inventories at June 30, 1997 and December 31, 1996:


                                     JUNE 30,   DECEMBER 31,
                                       1997         1996
                                    ----------  ------------
Raw materials                       $4,316,816    $3,859,242
Work in process and sub-assemblies   1,162,773     1,593,705
Finished goods                         387,237       366,905
                                    ----------  ------------
                                    $5,866,826    $5,819,852
                                    ==========  ============

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company's wholly-owned subsidiaries, XL Computing and XL Canada, have obtained revolving credit facilities with banks. These credit facilities allow XL Computing and XL Canada to borrow and repay amounts, at their option, up to a maximum aggregate amount of approximately $2,000,000. The credit facilities are collateralized by XL Computing's and XL Canada's inventory

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

and trade accounts receivable, and are guaranteed by the Company. At June 30, 1997, the outstanding balance on the revolving credit facilities was $1,691,688.

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

As of June 30, 1997, the Company has outstanding $3,349,999 in convertible debentures which are convertible at the option of the holders into common stock of the Company at prices ranging from 79% to 90% of the average closing bid price of the Company's common stock prior to conversion. At June 30, 1997, an amount of $1,099,999 in convertible debentures are fully eligible for conversion. During the six months ended June 30, 1997, principal and accrued interest in the amount of $2,837,698 were converted into 1,147,062 shares of common stock.

NOTE 4 - MARKETABLE SECURITIES

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". At June 30, 1997, the Company's marketable securities are classified as trading securities as defined by SFAS No. 115, and are stated at market value. Unrealized gains and losses on such securities are reflected in net earnings. The cost, gross unrealized holding gains and fair value of the marketable securities are as follows:


                                June 30,
                                  1997
                                --------
Cost                            $267,991
Gross unrealized holding gains    32,155
                                --------
Fair value                      $300,146
                                ========

NOTE 5 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the periods ended June 30, 1997 and May 31, 1996, as the effect of these changes would be anti-dilutive. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is also expected to be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and May 31, 1996

Total revenues for the three months ended June 30, 1997 were $3,408,977 which represent a decrease of 10% over revenues of $3,808,625 for the prior period. Revenues from the computer products segment were $2,839,870 in the current period reflecting a decrease of 16% from the prior period revenues of $3,396,294. The decrease reflects reduced revenues in the TEMPEST line of computers offset by the increased sales volume of the PCMobile computer.

Cost of sales for the three months ended June 30, 1997 was $2,437,669 as compared to cost of sales of $3,019,692 for the prior period. The decrease is related to reduced sales volumes at XL Computing offset by increased sales volume at XL Canada. These subsidiaries, which form the computer products segment, contributed $2,142,743 to total cost of sales which resulted in a gross margin of 25% for sales in this segment, an increase from a gross of margin of 18% in the prior period. The gross margin for sales in the communications security products segment was 48%, as compared to 41% in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company experienced a 49% decrease in operating expenses. Operating expenses decreased to $2,261,883 for the three months ended as compared to $4,399,660 for the prior period. Selling, general and administrative expenses decreased to $1,767,225 for the period ended June 30, 1997 as compared to $2,400,490 from the prior period. This decrease is due in part to the effects of restructuring of the communications security products segment. Research and development costs increased 26% to $320,846 for the period ended June 30, 1997. This increase reflects the Company's expenditures on the enhancements on the TEMPEST line of computers and the development of the PCMobile computer. Depreciation and amortization decreased 78% to $179,180 for the three months ended June 30, 1997 and reflects acceleration of goodwill amortization of $501,523 in the prior period. Additionally, the Company recorded inventory write-downs of $865,572 in the prior period related to the obsolescence of certain communications security products.

Interest expense for the three months ended June 30, 1997 was $256,450 as compared to $730,064 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines, the interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features of $145,833 and $576,553 for the three months ended June 30, 1997 and the three months ended May 31, 1996, respectively.

The net loss of $1,490,784, or ($0.16) per share, for the three months ended June 30, 1997 represents a decrease from $4,281,903, or ($.90) per share for the three months ended May 31, 1996. The decrease in net loss is largely due to the results of the restructuring plans and the write-downs of inventory and goodwill recorded in the prior period.

Six Months Ended June 30, 1997 and May 31, 1996

Total revenues for the six months ended June 30, 1997 were $7,033,684 which represents an increase of 70% over revenues of $4,132,608 for the prior period. The increased revenues are partly related to the inclusion of the revenues of XL Computing and XL Canada acquired in March 1996 and June 1996, respectively. These subsidiaries accounted for $5,948,151, or 85% of total revenues for the current period. The remaining revenue of $1,085,533 related to the communications security products segment and reflected an approximate 47% increase from the prior period. The increase is due to the shipments of the CSD Slice products to Lucent Technologies.

Cost of sales for the six months ended June 30, 1997 was $4,953,094 as compared to cost of sales of $3,185,956 for the prior period. The increase is related to the acquisitions of XL Computing and XL Canada. These subsidiaries, which form the computer products segment, contributed $4,323,157 to total cost of sales which resulted in a gross margin of 27% for sales in this segment. The gross margin for sales in the communications security products segment was 42%, as compared to 44% in the prior period. The decrease in gross margin in the communications products segment is due to the sale of written down products in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company experienced a 31% decrease in operating expenses despite the inclusion of the results of its acquisitions of XL Computing and XL Canada. Operating expenses decreased to $4,208,625 for the six months ended as compared to $6,066,238 for the prior period. Selling, general and administrative expenses decreased to $3,293,439 for the period ended June 30, 1997 as compared to $3,787,865 from the prior period. This decrease is due in part to the effects of restructuring of the communications security products segment. Research and development costs increased 19% to $548,300 for the period ended June 30, 1997. This increase reflects the Company's expenditures on the enhancements on the TEMPEST line of computers and the development of the PCMobile computer.
Current year research and development costs also reflect a credit of $206,000 relating to the reversal of certain expenses recorded in the prior year related to the development of the CSD cellular security device. Depreciation and amortization decreased 61% to $370,003 for the six months ended June 30, 1997 and reflects the acceleration of goodwill amortization of $501,523 in the prior period. Additionally, the Company recorded inventory write-downs of $865,572 in the prior period related to the obsolescence of certain communications security products.

Interest expense for the six months ended June 30, 1997 was $583,122 as compared to $1,371,041 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines, the interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features of $362,978 and $1,193,379 for the six months ended June 30, 1997 and the six months ended May 31, 1996, respectively.

The net loss of $2,643,099, or ($0.30) per share, for the six months ended June 30, 1997 represents a decrease from $6,460,497, or ($1.47) per share for the six months ended May 31, 1996. The decrease in net loss in largely due to the results of the restructuring plans and the write-downs of inventory and goodwill recorded in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 1997, the Company had cash, cash equivalents and marketable securities of $1,907,360.

In the six months ended June 30, 1997, cash used in operations amounted to $2,581,955. Investing activities used cash of $131,211 during the six months ended June 30, 1997, the major activity being the sale of the Company's investment in Galactica for $1,027,000, of which $513,500 was paid in cash at closing. This amount was offset by capital expenditures, the investment in Delta Data for $205,000 and an increase in notes receivable. Cash provided by financing activities was $3,099,836. The issuance of convertible debentures resulted in net proceeds of $2,700,000. The Company increased the amounts drawn on its revolving credit facilities in an amount of $552,755 during the six months ended June 30, 1997.

The Company's net working capital increased to $4,958,550 at June 30, 1997, from $4,451,698 at December 31, 1996, as funds were raised to make acquisitions and fund working capital needs.

The Company expects its secure, rugged computer segment to be able to fund operations from working capital, secured lines of credit and funding from the parent company. The operations of the secure communications products segment have improved through the results of certain restructurings; accordingly, this business segment will require only minimal financing through funding from the parent company. As compared to prior periods, the Company has shown revenue growth while narrowing losses. The Company anticipates continued improvement to achieve profitability in the near term. The Company believes that it has the capital resources available through existing cash, operations and the ability to raise additional debt and equity financings to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2.  CHANGES IN SECURITIES.

        None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 1997, the Company held its Annual Meeting of Stockholders in McLean, Virginia pursuant to the Notice of Annual Meeting and related Proxy Statement dated May 1, 1997. As follows are the actions that were taken at the meeting:

1. To elect Albert I. Hawk, Rick E. Mandrell, Hubert Marleau and Thomas Stafford as directors for one-year term expiring in 1998. The results of the voting were as follows:


                 Nominee           For           Withheld
                 ----------------  ------------  --------------

                 Albert I. Hawk    7,637,620     89,648
                 Rick E. Mandrell  7,638,450     89,648
                 Hubert Marleau    7,638,450     89,648
                 Thomas Stafford   7,638,450     89,648


2. To approve the selection of Ernst & Young, LLP., as independent certified public accountants for the 1997 fiscal year. The results of the voting were as follows:


                For        Against       Withheld
             --------  ----------------  --------

             7,677,752       --            40,318



ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits:

        27.   Financial Data Schedule

(b)  Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CYCOMM INTERNATIONAL INC.





Date:  August 14, 1997               /s/  Albert I. Hawk
                                     ------------------------
                                     Albert I. Hawk
                                     President and
                                     Chief Executive Officer






Date: August 14, 1997                /s/ Michael R. Skoff
                                     ------------------------
                                     Michael R. Skoff
                                     Chief Financial Officer