Form 10QSB
period 1997-09-30
CYCOMM INTERNATIONAL INC
filed 1997-11-13
CIK 869979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
(Mark One)

  X        Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----      Act of 1934

For the quarterly period ended September 30, 1997

           Transition report under Section 13 or 15(d) of the Securities
----       Exchange Act of 1934

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

As of November 7, 1997, the Registrant had 9,467,282 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:      Yes           No  X
                                                       -----        -----

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                                                                    Page No.
                                                                                                                    --------
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets............................................................            3

            Condensed Consolidated Statements of Operations..................................................            4

            Condensed Consolidated Statements of Cash Flows..................................................            5

            Condensed Consolidated Statement of Stockholders' Equity.........................................            6

            Notes to Condensed Consolidated Financial Statements.............................................            7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION................................................................................            8

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS................................................................................            11

ITEM 2.     CHANGES IN SECURITIES............................................................................            11

ITEM 3.     DEFAULT UPON SENIOR SECURITIES...................................................................            11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................            11

ITEM 5.     OTHER INFORMATION................................................................................            11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................................................            11

SIGNATURES  .................................................................................................            12

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                          SEPTEMBER 30,                 DECEMBER 31,
                                                                              1997                          1996
                                                                          -------------                 -------------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                $   782,968                  $ 1,220,544
   Accounts receivable, net                                                   2,880,109                    2,170,518
   Inventories                                                                5,543,612                    5,819,852
   Prepaid expenses                                                              71,886                       76,785
                                                                            ------------                -------------
     Total current assets                                                     9,278,575                    9,287,699
                                                                            ------------                -------------

Fixed assets, net                                                             1,599,504                    1,663,176

Goodwill, net                                                                 2,715,518                    1,673,835

Other assets:
   Notes receivable                                                             190,998                       41,521
   Long-term investments                                                          ---                        513,500
   Deferred technology costs, net                                                26,103                       50,227
   Deferred financing costs, net                                                223,565                      264,825
   Unearned discount                                                             52,532                      159,276
   Other                                                                        204,140                       94,699
                                                                            ------------                -------------
                                                                                697,338                    1,124,048
                                                                            ------------                -------------
                                                                            $14,290,935                  $13,748,758
                                                                            ============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                                  $ 2,021,837                  $ 1,871,815
   Accrued liabilities                                                        2,047,119                    1,167,337
   Due to affiliate                                                             280,612                      160,321
   Dividends payable on preferred stock                                           ---                         86,667
   Current portion of capital lease obligations                                  37,848                       81,527
   Revolving credit facility                                                  1,409,926                    1,138,933
   Current portion of notes payable and convertible debentures                  324,999                      329,401
                                                                           -------------                -------------
      Total current liabilities                                               6,122,341                    4,836,001
                                                                           -------------                -------------

Capital lease obligations                                                        51,201                       71,869
Convertible debentures                                                        3,000,000                    3,074,999
Deferred credit                                                                   ---                        620,466

Stockholders' equity:
Common Stock, no par value, unlimited authorized shares,
   9,467,282 and 8,050,401 shares issued and outstanding
   at September 30, 1997 and December 31, 1996                               46,742,907                   42,970,749
Accumulated deficit                                                         (41,625,514)                 (37,825,326)
                                                                           -------------                -------------
      Total stockholders' equity                                              5,117,393                    5,145,423
                                                                           -------------                -------------
                                                                            $14,290,935                  $13,748,758
                                                                           =============                =============

     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND AUGUST 31, 1996
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                           SEPTEMBER 30,              AUGUST 31,
                                                              1997                       1996
                                                         -----------------        -----------------
                                                                                 (Restated - Note 1)
Sales                                                      $ 3,489,490                 $ 4,465,105
Cost of sales                                                2,624,733                   2,871,979
                                                           ------------                ------------
Gross profit                                                   864,757                   1,593,126
                                                           ------------                ------------

Expenses
   Selling, general and administrative                       1,277,365                   1,939,177
   Research and product development                            337,660                     461,040
   Depreciation and amortization                               227,493                     179,076
   Write-down of inventories to net realizable value             ---                         3,529
   Other                                                         3,214                      (2,356)
                                                           ------------                ------------
                                                             1,845,732                   2,580,466
                                                           ------------                ------------

LOSS FROM OPERATIONS                                          (980,975)                   (987,340)

OTHER INCOME (EXPENSE)

   Interest income                                              10,983                      21,006
   Interest expense                                           (193,770)                   (895,637)
   Gain (loss) on sale of fixed assets                           ---                          (203)
   Other income                                                  6,671                      53,251
                                                           ------------                ------------
                                                              (176,116)                   (821,583)
                                                           ------------                ------------

NET LOSS                                                   $(1,157,091)                $(1,808,923)
                                                           ============                ============

LOSS PER SHARE

   Net loss per share                                           $(0.12)                     $(0.29)
                                                            ===========                ============

   Weighted average number of common shares
    outstanding                                              9,408,175                   6,248,291
                                                            ===========                ============
                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                           SEPTEMBER 30,              AUGUST 31,
                                                                1997                     1996
                                                          --------------          ------------------
                                                                                  (Restated - Note 1)
Sales                                                      $10,523,175                $ 8,597,713
Cost of sales                                                7,577,827                  6,057,935
                                                           ------------               ------------
Gross profit                                                 2,945,348                  2,539,778
                                                           ------------               ------------

Expenses
   Selling, general and administrative                       4,570,800                  5,727,042
   Research and product development                            885,961                    921,022
   Depreciation and amortization                               597,496                  1,130,804
   Write-down of inventories to net realizable value             ---                      869,101
   Other                                                            97                     (1,265)
                                                           ------------               ------------
                                                             6,054,354                  8,646,704
                                                           ------------               ------------

LOSS FROM OPERATIONS                                        (3,109,006)                (6,106,926)

OTHER INCOME (EXPENSE)

   Interest income                                              46,885                     64,364
   Interest expense                                           (776,892)                (2,266,678)
   Gain (loss) on sale of fixed assets                           ---                      (16,328)
   Other income                                                 38,825                     56,148
                                                           ------------               ------------
                                                              (691,182)                (2,162,494)
                                                           ------------               ------------

NET LOSS                                                   $(3,800,188)               $(8,269,420)
                                                           ============               ============

LOSS PER SHARE

   Net loss per share                                           $(0.42)                    $(1.65)
                                                           ============               ============


   Weighted average number of common shares
    outstanding                                              9,041,709                  5,012,387
                                                           ============               ============

     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND AUGUST 31, 1996
                                  (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                            SEPTEMBER 30,           AUGUST 31,
                                                                                1997                   1996
                                                                            -------------        ---------------
                                                                                               (Restated - Note 1)
OPERATING ACTIVITIES
   Net loss                                                                 $(3,800,188)            $(8,269,420)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                        597,496               1,130,804
           Loss (gain) on sale of fixed assets                                    ---                    16,328
           Realized loss (gain) on marketable securities                        (38,825)                  ---
           Provision for product warranty                                         ---                     9,049
           Write-down of inventories                                              ---                   869,101
           Non-cash expenses                                                    439,368               2,248,416
           Research and product development                                      24,124                 138,250
   Change in operating assets and liabilities                                   (68,456)             (1,692,014)
                                                                            ------------            ------------
   Cash used in operating activities                                         (2,846,481)             (5,549,486)
                                                                            ------------            ------------

INVESTING ACTIVITIES
   Acquisition of fixed assets                                                 (261,373)               (106,854)
   Proceeds on disposal of fixed assets                                          38,954                   2,074
   Increase in long-term investment                                            (205,000)                  ---
   Decrease in long-term investment                                             513,500                   ---
   Acquisitions, net of cash acquired                                             ---                (3,150,000)
   Increase in notes receivable                                                (186,500)                (20,123)
   Decrease in notes receivable                                                  41,520                   1,427
   Acquisition of patents                                                         ---                   (25,000)
   Other                                                                       (109,441)                (50,699)
                                                                            ------------            ------------
   Cash used in investing activities                                           (168,340)             (3,349,175)
                                                                            ------------            ------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facility                                   270,993               1,186,160
   Issuance of common stock                                                       ---                   300,000
   Borrowings under notes payable                                                 ---                     8,303
   Repayment of notes payable and convertible debentures                       (329,401)               (426,334)
   Borrowings under convertible debentures                                    3,000,000               8,525,000
   Deferred financing costs on convertible debentures                          (300,000)               (852,000)
   Repayment - capital leases                                                   (64,347)                (17,589)
                                                                            ------------            ------------
   Cash provided by financing activities                                      2,577,245               8,723,040
                                                                            ------------            ------------
   Increase in cash and cash equivalents during the period                     (437,576)               (175,621)
   Cash and cash equivalents, beginning of period                             1,220,544                 787,775
                                                                            ------------            ------------
   Cash and cash equivalents, end of period                                 $   782,968             $   612,154
                                                                            ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $   250,187             $    47,716
   Income taxes paid                                                              ---                     ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures to common stock                     $ 2,646,649             $ 6,737,783


     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                        PREFERRED           PREFERRED          COMMON
                                                         SHARES               STOCK            SHARES
                                                       -----------         ------------      -----------

BALANCE, MAY 31, 1996                                      15,000        $ 1,500,000          5,943,771

Net loss
Issuance of common stock:
   Conversion of debentures                                                                   1,393,186
   Conversion of preferred stock                          (15,000)        (1,500,000)           400,000
   Private placement                                                                            195,331
   Exercise options                                                                             100,000
   Acquisition earn-out                                                                          18,113
Beneficial conversion feature of
   convertible debt
Dividends on preferred stock
                                                        -----------      -----------        -----------

BALANCE, DECEMBER 31, 1996                                  ---                ---            8,050,401

Net loss
Issuance of common stock:
   Conversion of debentures                                                                   1,160,132
   Acquisition earn-out                                                                         256,749
Beneficial conversion feature of
   convertible debt
                                                        -----------      -----------        -----------
BALANCE, SEPTEMBER 30, 1997                                 ---          $     ---            9,467,282
                                                        ===========      ===========        ===========



                                                         COMMON             ACCUMULATED
                                                         STOCK                DEFICIT
                                                      ------------         -------------
BALANCE, MAY 31, 1996                                  $ 35,743,536        $(31,293,056)

Net loss                                                                     (6,491,603)
Issuance of common stock:
   Conversion of debentures                               3,911,880
   Conversion of preferred stock                          1,500,000
   Private placement                                        530,100
   Exercise options                                         300,000
   Acquisition earn-out                                      90,020
Beneficial conversion feature of
   convertible debt                                         895,213
Dividends on preferred stock                                                    (40,667)
                                                       ------------        -------------

BALANCE, DECEMBER 31, 1996                               42,970,749         (37,825,326)

Net loss                                                                     (3,800,188)
Issuance of common stock:
   Conversion of debentures                               2,646,649
   Acquisition earn-out                                     792,176
Beneficial conversion feature of
   convertible debt                                         333,333
                                                       ------------        -------------

BALANCE, SEPTEMBER 30, 1997                            $ 46,742,907        $(41,625,514)
                                                       =============       =============



      See accompanying notes to condensed consolidated financial statements

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of September 30, 1997 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The Company has changed its fiscal year end from May 31 to December 31 effective December 31, 1996. Accordingly, the results of operations for the nine months ended September 30, 1997 are compared to the most applicable period from the previous fiscal year which is the nine months ended August 31, 1996.

The Company has restated its August 31, 1996 financial statements to recognize a recently announced position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first becomes convertible. This prior period adjustment resulted in additional non-cash interest expense of $1,968,306 in the nine months ended August 31, 1996 or $0.39 per share.

NOTE 2 - INVENTORIES

The following is a summary of inventories at September 30, 1997 and December 31, 1996:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                  1997                  1996
                                             -------------        -------------
Raw materials                                   $3,591,361           $3,859,242
Work in process and sub-assemblies               1,285,437            1,593,705
Finished goods                                     666,814              366,905
                                               -----------           ----------
                                               $ 5,543,612           $5,819,852
                                               ===========           ==========


NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company's wholly-owned subsidiaries, XL Computing and XL Canada, have obtained revolving credit facilities with banks. These credit facilities allow XL Computing and XL Canada to borrow and repay amounts, at their option, up to a maximum aggregate amount of approximately $2,000,000. The credit facilities are collateralized by XL Computing's and XL Canada's inventory

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

and trade accounts receivable, and are guaranteed by the Company. At September 30, 1997, the outstanding balance on the revolving credit facilities was $1,409,926.

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

As of September 30, 1997, the Company has outstanding $3,324,999 in convertible debentures which are convertible at the option of the holders into common stock of the Company at prices ranging from 79% to 90% of the average closing bid price of the Company's common stock prior to conversion. At September 30, 1997, an amount of $1,824,999 in convertible debentures are fully eligible for conversion. During the nine months ended September 30, 1997, principal and accrued interest in the amount of $2,866,095 were converted into 1,160,132 shares of common stock.

NOTE 4 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the periods ended September 30, 1997 and August 31, 1996, as the effect of these changes would be anti-dilutive. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is also expected to be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and August 31, 1996

Total revenues for the three months ended September 30, 1997 were $3,489,490, a decrease of 22% from revenues of $4,465,105 in the prior period. This change is a result of reduced sales of secure computer systems, which decreased to $1,297,100 from $3,825,526 in the prior period. The decrease in secure computer systems sales is partially offset by the increase in sales of the Company's PCMobile product, which increased $1,588,088 to $1,867,758 for the period ended September 30, 1997.

Cost of sales for the three months ended September 30, 1997 was $2,624,733 as compared to $2,871,979 from the prior period. This decrease is related to reduced sales volume for secure computer systems, offset by increased sales volume of PCMobile. These products, which comprise the computer products segment, contributed $2,446,130 to total cost of sales, which resulted in a gross margin of 23% for the segment, a decrease from the 35% gross margin in the prior period. The gross margin for the communications security products segment was 45%, as compared to 44% in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company experienced a 28% decrease in operating expenses. Operating expenses decreased to $1,845,732 for the three months ended as compared to $2,580,466 for the prior period. Selling, general and administrative expenses decreased to $1,277,365 for the period ended September 30, 1997 as compared to $1,939,177 from the prior period. This decrease is due in part to the effects of restructuring of the communications security products segment. Research and development costs decreased 27% to $337,660 for the period ended September 30, 1997 as products in engineering have begun to reach the production phase. Depreciation and amortization increased 27% to $227,493 for the three months ended September 30, 1997. This increase is a result of the amortization of additional goodwill recorded in the current quarter related to the earn-out provisions of the acquisition of XL Canada.

Interest expense for the three months ended September 30, 1997 was $193,770 as compared to $895,637 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines, the interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features of $76,390 and $774,926 for the three months ended September 30, 1997 and the three months ended August 31, 1996, respectively.

The net loss of $1,157,091, or ($0.12) per share, for the three months ended September 30, 1997 represents a decrease from $1,808,923, or ($0.29) per share for the three months ended August 31, 1996. The decrease in net loss is largely due to the results of the restructuring plans and the reduction in non-cash, non-recurring interest charges.

Nine Months Ended September 30, 1997 and August 31, 1996

Total revenues for the nine months ended September 30, 1997 were $10,523,175 which represents an increase of 22% over revenues of $8,597,713 for the prior period. The increased revenues are partly related to the inclusion of the revenues of XL Computing and XL Canada acquired in March 1996 and June 1996, respectively. These subsidiaries accounted for $9,133,010, or 87% of total revenues for the current period. The remaining revenue of $1,410,165 is related to the communications security products segment and represents an approximate 29% increase from the prior period. The increase is due to the shipments of the CSD Slice products to Lucent Technologies.

Cost of sales for the nine months ended September 30, 1997 was $7,577,827 as compared to cost of sales of $6,057,935 for the prior period. The increase is related to the acquisitions of XL Computing and XL Canada. These subsidiaries, which form the computer products segment, contributed $6,769,287 to total cost of sales which resulted in a gross margin of 26% for sales in this segment for the current period, as compared to 27% in the prior period. The gross margin for sales in the communications security products segment was 43%, as compared to 44% in the prior period.

In connection with the Company's goal of achieving profitable operations, the Company experienced a 30% decrease in operating expenses despite the inclusion of the results of its acquisitions of XL Computing and XL Canada. Operating expenses decreased to $6,054,354 for the nine months ended as compared to $8,646,704 for the prior period. Selling, general and administrative expenses decreased to $4,570,800 for the period ended September 30, 1997 as compared to $5,727,042 from the prior period. This decrease is due in part to the effects of restructuring of the communications security products segment. Research and development costs decreased 4% to $885,961 for the period ended September 30, 1997. This decrease reflects a credit of $206,000 related to the development of the CSD cellular security device offset by increased expenditures on the development of the PCMobile computer and enhancements on secure computer systems products. Depreciation and amortization decreased 47% to $597,496 for the nine months ended September 30, 1997 due to the acceleration of goodwill amortization of $501,523 in the prior period. Additionally, the Company recorded inventory write-downs of $869,101 in the prior period related to the obsolescence of certain communications security products.

Interest expense for the nine months ended September 30, 1997 was $776,892 as compared to $2,266,678 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines, the interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features of $439,368 and $1,968,306 for the nine months ended September 30, 1997 and the nine months ended August 31, 1996, respectively.

The net loss of $3,800,188, or ($0.42) per share, for the nine months ended September 30, 1997 represents a decrease from $8,269,420, or ($1.65) per share for the nine months ended August 31, 1996. The decrease in net loss in largely due to the results of the restructuring plans, the write-down of inventory and goodwill recorded in the prior period, and the reduction in non-cash, non-recurring interest charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 1997, the Company had cash and cash equivalents of $782,968.

In the nine months ended September 30, 1997, cash used in operations amounted to $2,846,481. Investing activities used cash of $168,340 during the nine months ended September 30, 1997, the major activity being the sale of the Company's investment in Galactica for $1,027,000, of which $513,500 was paid in cash at closing. This amount was offset by capital expenditures, the investment in Delta Data for $205,000 and an increase in notes receivable. Cash provided by financing activities was $2,577,245. The issuance of convertible debentures resulted in net proceeds of $2,700,000. The Company increased the amounts drawn on its revolving credit facilities in an amount of $270,993 during the nine months ended September 30, 1997.

The Company's net working capital decreased to $3,156,234 at September 30, 1997, from $4,451,698 at December 31, 1996, as cash was used to fund working capital needs.

The Company expects its secure, rugged computer segment to be able to fund operations from working capital, secured lines of credit and funding from the parent company. The operations of the secure communications products segment have improved through the results of certain restructurings; accordingly, this business segment will require only minimal financing through funding from the parent company. As compared to prior periods, the Company has shown revenue growth while narrowing losses. The Company anticipates continued improvement to achieve profitability in the near term. The Company believes that it has the capital resources available through existing cash, operations and the ability to raise additional debt and equity financings to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations over the near term. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

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

                                              CYCOMM INTERNATIONAL INC.




Date:  November 7, 1997                       /s/  Albert I. Hawk
                                              -------------------
                                              Albert I. Hawk
                                              President and
                                              Chief Executive Officer






Date: November 7, 1997                        /s/ Michael R. Skoff
                                              --------------------
                                              Michael R. Skoff
                                              Chief Financial Officer