Form 10KSB
period 1997-12-31
CYCOMM INTERNATIONAL INC
filed 1998-03-31
CIK 869979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                         Commission file number 1-11686

                            CYCOMM INTERNATIONAL INC.
                 (Name of Small Business Issuer in Its Charter)

           Wyoming                                           54-1779046

(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

             1420 Springhill Road, Suite 420, McLean, Virginia 22102
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (703) 903-9548

         Securities registered under Section 12(b) of the Exchange Act:
                         Common Stock, without par value
                                (Title of Class)

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.  $15,678,667

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 1998 was approximately $22,297,892 (based on the closing price of $2.38 per share at which the stock was sold on that date).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 1, 1998, 10,053,257 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive Proxy Statement for 1997 Annual Meeting of Stockholders --- Part III - Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
         Yes               No     X

                                TABLE OF CONTENTS
                                                                                                       PAGE
                                                                                                       ----

                                     PART I
Item 1.    Description of Business ..............................................................        3

Item 2.    Description of Property...............................................................       18

Item 3.    Legal Proceedings.....................................................................       18

Item 4.    Submission of Matters to a Vote of Security Holders...................................       18

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................       19

Item 6.    Management's Discussion and Analysis or Plan of Operation.............................       20

Item 7.    Financial Statements..................................................................       25


Item 8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure..........................................................       25

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act.............................................      26

Item 10.  Executive Compensation.................................................................       26

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................       26

Item 12.  Certain Relationships and Related Transactions.........................................       26

Item 13.  Exhibits and Reports on Form 8-K.......................................................       27

Signatures.......................................................................................       29

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

         Cycomm International Inc. (hereinafter referred to as "Cycomm International" and together with its subsidiaries, the "Company") develops, manufactures and markets value-added secure computing and telecommunications products and rugged computer products. The Company's rugged computer products are designed to function in adverse environments under extreme weather, shock, moisture and vibration operating conditions. The Company's secure computer products are designed to protect users against the unauthorized interception of electromagnetic emissions emanating from computer systems. The Company's secure telecommunications products are designed to protect users against the unauthorized interception of wireless conversation from cellular communications.

         The Company's historical business focus had been on developing and manufacturing products and services that provide security for voice and data transmission over wireless systems, particularly to cellular telephone end users. In 1997, the Company shifted its business strategy related to wireless security from the manufacturing of scrambling and encryption products to an emphasis on licensing of its existing technology in this area.

         Through its recently acquired subsidiaries, the Company has leveraged its core competencies to design, manufacture and sell a full line of secure, ruggedized computer products presently sold into the public safety, U.S. military, intelligence community, friendly governments and utility markets. Consequently, the Company has allocated resources to its secure and rugged computing product line, which has the most near term profitability potential. During the present fiscal year, the Company will continue to integrate the various divisions resulting in a single secure, rugged telecommunications and computing product company.

HISTORY

         The Company was formed on April 30, 1986 by the amalgamation of two Ontario corporations under the laws of Ontario. Historically, the Company has operated under various names; however, it changed its name to Cycomm International Inc. on February 20, 1992. The Company continued its incorporation on October 31, 1995 from Ontario, Canada to the State of Wyoming pursuant to the Articles of Continuance.

         At its formation in 1986, the Company was involved in the manufacturing and marketing of certain sonar activated marine buoyancy devices. In 1987, the Company became involved in certain technologies related to telecommunication systems. In May 1990, the Company acquired Cycomm Corporation, an entity engaged in the development and marketing of specialized voice privacy communications products for the secure communications market. In November 1993, the Company acquired Val-Comm, Inc., a company engaged in performing classified government contracting for various communications projects.

         The Company continued to develop the voice privacy and encryption technologies through 1996. The Company made two strategic acquisitions that allowed it to leverage existing technologies and to participate in the larger mobile and secure computer market. Specifically, the Company acquired XL Computing Corporation in March 1996 and XL Computing Canada Inc. in June 1996. XL Computing Corporation is engaged in the design, manufacture and marketing of secure computer systems. XL Computing Canada is engaged in the design, manufacture and marketing of rugged mobile computer systems.

         In 1997, the Company recognized that the market for cellular voice security technologies and products was still immature and would not develop to the extent required to justify additional development. Additionally, the Company began to experience the market for its mobile computers growing much faster than the market for voice privacy technologies. Accordingly, the Company initiated a strategy which resulted in a shifting of development resources to the mobile computer products.

                      The Company currently has four active wholly-owned subsidiaries as follows:

   - XL Computing Canada Inc. ("XL Canada"), incorporated in Quebec, Canada on June 3, 1996.
   - XL Computing Corporation ("XL Computing"), incorporated in Delaware, on February 26, 1996.
   -  Val-Comm, Inc. ("Val-Comm"), incorporated in New Mexico, on July 12, 1984.
   -  Cycomm Corporation ("Cycomm"), incorporated in Oregon, on January 1, 1985.


                                                    Cycomm International Inc.
                                                        McLean, Virginia
                                                        Executive Office

    (100% owned)                            (100% owned)                             (100% owned)                   (100% owned)
XL Computing Canada Inc.              XL Computing Corporation                       Val-Comm, Inc.               Cycomm Corporation
  Montreal, Canada                       Sebastian, Florida                       Albuquerque, New Mexico          Portland, Oregon


         EXECUTIVE OFFICE. The Company's principal executive offices are located in McLean, Virginia. Management of all subsidiaries and the Company's growing number of strategic relationships is conducted from this location, along with overall administration, financial, investment, and investor relations responsibilities.

        XL COMPUTING CANADA INC. Located in Montreal, Canada, this subsidiary designs, manufactures and markets ruggedized mobile computing and communications systems primarily to the public safety and utility markets. XL Canada has expanded the Company's ruggedized computer product line by adding state, local and commercial markets to XL Computing's core government and military business.

         XL COMPUTING CORPORATION. Located in Sebastian, Florida, this subsidiary designs, tests, manufactures, and markets ruggedized, TEMPEST specified computer and communication equipment for niche markets worldwide. TEMPEST is the name given to the classified specification, NSTISSAM/ 1-95, for securing computer equipment and peripherals against electromagnetic eavesdropping on the electromagnetic radiation emanating from all electronic equipment.


         VAL-COMM, INC. Located in Albuquerque, New Mexico, this subsidiary is a communications, engineering and consulting company which provides feasibility studies for possible development projects and custom communications equipment developed for classified U.S. government agencies. These activities can include prototype development but generally involve the modification of one or more products available from unrelated companies into an integrated communications system to meet its customers' requirements. Such work involves classified U.S. government contracts for which Val-Comm maintains U.S. government facilities security clearances.

         CYCOMM CORPORATION. Located in Portland, Oregon, this subsidiary has developed security products using both encryption and scrambling of voice and data signals for the wireless and wireline telecommunications industry.

MARKET FOR THE COMPANY'S PRODUCTS AND SERVICES

RUGGEDIZED COMPUTERS. The Company, through its XL Canada subsidiary, has developed a ruggedized laptop computer called the PCMobile that is specifically designed for the public safety market. The Company currently markets the PCMobile to local and state police and fire departments and other public safety agencies as well as utility, commercial and industrial markets. The PCMobile has been designed to withstand the specific extreme operating conditions of the public safety market.

         'Ruggedization' or 'rugged' or 'ruggedized computers' are terms used to describe computers that are built to withstand certain environmental and operational hazards with which standard commercial computers functioning indoors would not typically have to contend. The ruggedization of the computer is an attempt to protect or insulate it fully from such hazards or at least minimize their adverse impact so that the computer can function to accomplish the specific tasks of its operating requirements. Computers are ruggedized by the selection and mounting of certain components, the design, configuration and fabrication of enclosures and electronics and the application of special casings, seals and coatings. The design and fabrication of the computer encasement and keyboard with tougher materials, full closure and special sealants also protect it against moisture, humidity, particles and temperature extremes.

         From a strictly environmental point of view, these hazards are usually weather-related or climatic in nature and can encompass temperature extremes ranging from -22 to +140 degrees Fahrenheit, as well as severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. In the operational area, the hazards involve strong vibrations and shocks that result from rough handling and transportation as well as electric interference or internal thermal conditions. In certain situations, the signals emitted by other electronic equipment may interfere with and distort the proper functioning of computers. In addition, as increasingly more computing power is inserted into small spaces and containers, the heat generated by the computer itself may cause the processor to malfunction or fail.

         A significant market for ruggedized computers is the public safety market. New computer and ruggedization technologies have enabled public safety organizations to advance into mobile computing as a way to increase effectiveness and efficiency of the officers on the street. It is estimated that there are approximately 330,000 public safety vehicles in approximately 17,000 local police, sheriff and special police agencies.

         The growth in the public safety market for rugged mobile computers is driven by several factors. There has been an increase in federal funding made available to local public safety agencies through the COPS MORE and other programs which are designed to increase the number of police on the street. There is also an effort to integrate dispatch, field data and communications systems. Also, there are currently more rugged mobile computer options, including the PCMobile, available to public safety organizations. As public safety officers become more familiar and comfortable with the use and benefits of new technology, the market will continue to grow.

         COMPUTER SECURITY. All electronic equipment, including computers, monitors, keyboards, printers and related peripherals produce electromagnetic emanations through the air or through conductors. As early as the 1950s, government and industry observers began to become concerned about the possibility that electronic eavesdroppers could intercept emanations, decipher them, obtain information about the signals used inside the emanating electronic equipment, and use this information to reconstruct the data being processed by the equipment. They speculated that eavesdroppers could breach security even some distance from the equipment.

         Studies of signal interception and decoding have borne out these speculations. With virtually no risk of detection, eavesdroppers using relatively unsophisticated equipment can intercept and decipher signals from an electronic source. Modern listening devices allow an eavesdropper to detect emissions and reproduce data streams or video screen images - for example, to read the computer display screens on the desktops in a remote building. It is estimated that the components needed to perform such a penetration would cost as little as $300, would be available at a local electronics store, and would leave no evidence of penetration during or after the intrusion.

         In the late 1950s, the U.S. government established a program called TEMPEST aimed at attacking the emanations problem. TEMPEST has become an umbrella name for the technology that contains or suppresses signal emanations. An unclassified government publication describes TEMPEST emanations as "unintentional, intelligence-bearing signals which might disclose sensitive information transmitted, received, handled, or otherwise processed by an information processing system."

         Accordingly, users of computer equipment and peripherals that are processing top secret or classified information use equipment specifically designed to suppress or contain the electromagnetic emanations of potentially compromising information. Customers for TEMPEST computers are typically United States and foreign military and government agencies.

         The Company, through its XL Computing subsidiary, manufactures a full line of TEMPEST and EMI ("electromagnetic interference) computers, both stationary and portable, and related products that protect against the interception of electromagnetic emanations.

         WIRELESS SECURITY. Cellular telephone service is a form of telecommunications designed to provide high quality wireless telephone service to a large number of simultaneous users from hand held, vehicle mounted or fixed radio telephones. Beginning in the early 1990s, public awareness of the ease of unauthorized cellular telephone monitoring increased. The Company, through its Cycomm subsidiary, began to develop its cellular security products in 1992 in response to government and commercial cellular security concerns.

         Between 1992 and 1996, Cycomm introduced a series of cellular security products incorporating security measures that provide industry leading voice quality and protection against unwanted eavesdropping on cellular calls. These products are a critical protection to business, governmental and professional groups which need to protect industrial secrets and clients' confidential information. Cycomm's sophisticated voice security technology scrambles or encrypts cellular and landline calls so that an eavesdropper hears only garbled speech or "white noise".

        In 1996, Cycomm completed the development of the Slice CSD product, which provides full encryption over analog cellular systems and is compatible with the Lucent Telephone Security Device product line. The U.S.
Government purchased a number of Slice CSDs during 1997.

        In 1997, the Company determined that the commercial market for cellular security had not developed to a degree that demand for the Company's products would support the continuing engineering required to advance the product line. In addition, continued U.S. Government restrictions on the export of encryption technology severely limited the global market potential for these products. During 1997, Cycomm discontinued development and further production of cellular security products and is instead concentrating on licensing the patented Slice design. While two license agreements have been executed, royalty payments during 1998 are expected to remain immaterial as the related products are now only in the initial phases of market introduction. At this point, the Company's projected profitability is not dependent on the receipt of substantial royalty income from any licensing agreements.

THE COMPANY'S PRODUCT LINES AND SERVICES

        The Company manufactures and sells a complete line of secure and rugged computers and peripherals from a ruggedized laptop computer to an "office in a suitcase" for the mobile field office market. Transmission options include both wired and a variety of wireless modes including satellite links and cellular packet data ("CDPD"). Security options range from encryption to a "TEMPEST" configuration.

        PCMOBILE. The PCMobile is a "ruggedized" mobile computer specifically developed for optimal mobility, flexibility and performance under severe operating conditions. It is ideal for public safety and field service. The PCMobile is certified to be used almost anywhere, performing reliably in spite of extreme conditions. The rugged magnesium housing makes the PCMobile spill and shock-proof and preserves the unit's structural integrity even at high temperatures. The light blue casing reflects rather than absorbs light, helping to maintain the electronic circuitry at lower operating temperatures. The screens are either transflective monochrome or color and can be seen in direct sunlight. Rubber gaskets are fitted around door openings and between case mating parts. All external connectors have been rain-tested. The PCMobile also stands up to vibration and meets the standards for protection from electrostatic discharge. The 586 model of the PCMobile was delivered in mid-1997 and the Pentium model of the PCMobile is expected to be delivered in mid-1998.

         TEMPEST PENTIUM COMPUTER. The TEMPEST Pentium Computers, model 205MX,and 210MX are 133MHz and 166MHz products based on the Intel Pentium TM microprocessor with the industry standard ISA/PCI bus packaged in the exclusive XL Computing TEMPEST cabinet. Both products include a 3.5" 1.44MB floppy drive and can be configured as a desktop, or rack mount unit. It can accommodate up to 4 storage devices including floppy drives, removable IDE and SCSI hard drives, cartridge drives and tape backup systems. High speed 32 bit I/o is provided by 3 PCI slots.

         TEMPEST PENTIUM LAPTOP COMPUTER. The new XL 425LT uses an Intel Pentium TM 200MHz MMX microprocessor with an optional upgrade to a 233MHz processor with memory upgrades up to 128MB. The display is identical to the 405LT. Removable disk drives available range from 2.1 to 4.0 GB with larger models on the way. In the tradition of XL Computing's strategy to listen to our customers and design and build to their needs, the 425LT has two serial ports and supports both the 1.44MB floppy and the 20X CDROM drive simultaneously. Housed in an aluminum alloy chassis, this laptop is significantly more rugged than standard commercial units and can be classified as a COTS ("commercial off-the-shelf") Rugged product.

         TEMPEST LAPTOP COMPUTER. The TEMPEST Pentium Laptop computer, Model 405LT is powered by a 166MHz Intel Pentium TM microprocessor. This laptop has a 12.1" display with 2MB VRAM and 800 x 600 resolution while offering 1280 x 1024 resolution for external monitors. This laptop uses a modular design so a number of options can be selected to allow for the addition of such options as a CD-ROM or a second Lithium Ion battery. One of the new features of this model is its ability to allow user installation of a FORTEZZA card while maintaining TEMPEST integrity, while also allowing a second communications device. The 405LT meets the most stringent TEMPEST requirement while operating with AC power, automobile power, or from the internal battery. Housed in an aluminum alloy chassis, this laptop is significantly more rugged than standard commercial units and can be classified as a COTS Rugged product.

         TEMPEST/INKJET PRINTER. The 3416T is the XL TEMPEST version of the popular HP 340 Inkjet printer. The products supports both monochrome and color versions. The color capability of this product is 3 pages per minute at 300dpi. Housed in an aluminum chassis, this printer is significantly more rugged than standard commercial units and can be classified as a COTS Rugged product.


         TEMPEST COLOR GRAPHIC PORTABLE SCANNER. The 9414T is a high resolution TEMPEST portable scanner suitable for notebook travel use. It is based on the UMAX Page Office Color Scanner and connects via the Centronics Parallel Interface. With it's integrated PageManager bundled software, you can copy, fax, E-mail and file text and graphics documents with the click of a button. In addition, complete image editing software allows you to edit 24 bit full color photos at 300 dpi.

         EMI PENTIUM PERSONAL COMPUTER. The XL 205E delivers the power of a Pentium CPU with the Industry Standard ISA/PCI bus packaged in CL Computing's new EMI tested cabinet. It incorporates a 3.5" 1.44MB floppy drive and can be configured as a desktop, or rack mount unit. It can accommodate up to 4 storage devices including floppy drives, removable IDE and SCSI hard drives, cartridge drives and tape backup systems. High speed 32 bit I/O is provided by 3 PCI slots.

         EMI PENTIUM LAPTOP COMPUTER. The XL 405E delivers the power of Intel Pentium TM 166MHz MMX microprocessor power combined with a modular design to allow a wide range of option selection including large hard drives, CD-ROMs and additional Lithium Ion batteries The design accommodates the user installation of the FORTEZZA card while still allowing a second communications device. The 405E meets the most stringent EMI requirements while operating with AC power, vehicle power, or from the internal battery. Housed in an aluminum alloy chassis, the 405E printer is significantly more rugged than standard commercial units and can be classified as a COTS Rugged product.

        XL COMPUTING CUSTOMER SERVICE GROUP. XL Computing offers a full range of security services including our worldwide Customer Service Group. This group has been providing superior on-site and return-to-factory product support in excess of twenty (20) years. XL Computing requires that all XL Field Technicians and Engineers complete "A+ Certification". With A+ Certification as a basis, these field service personnel are then factory trained to repair all XL Computing products. XL Computing is an experienced organization in dealing with security issues in equipment maintenance. As such, all field service personnel are also trained in the specific requirements of maintenance operations in secure environments to ensure that the security of the equipment is not compromised. XL Computing provides 24 hour toll free technical support to ensure our customers' problems are resolved in a timely manner.

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

         CELLULAR SECURITY DEVICE ("SLICE CSD"). The Slice CSD incorporates voice encryption security for use with the Motorola MicroTAC line of cellular phones. The Slice CSD uses Lucent Surity(TM) encryption technology, licensed from Lucent in 1995, and is compatible with Lucent's Telephone Security Device 3600 family of products ("TSD"). Encryption technology provides a higher level of communications security when compared to more common analog scrambling technologies. Encryption level security is required by most government and law enforcement users.

         The Company determined in 1997 that the market demand for the Slice CSD product line was inadequate to support further development. Engineering and production have been terminated. As of early 1998, the remaining inventory of new Slice CSD units were completely sold out. Warranty and repair continue to be supported.

MANUFACTURING AND SUPPLY

         The Company designs and engineers substantially all of its rugged and secure computers, purchases components from third parties or Original Equipment Manufacturers ("OEM") and tests and assembles the final products. As part of this process, the Company specifically designs for its computers (with the exception of the Company's secure computer, for which the Company uses commercial products from other manufacturers), the electronics or printed circuit board, which is the most important, sophisticated and complex element thereof. At times, the board can be composed of as many as twelve layers. The Company uses surface mount technology ("SMT") to attach components to the computer boards which enhances durability and ruggedness over the older mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. The Company fabricates the prototype of the board, tests it, purchases all the necessary components for the board and then provides them in kit form to a specialized board fabricator for both pilot and production runs.

         This approach to outsourcing differs from that followed by most other rugged computer manufacturers which, the Company believes, operate on a turn-key basis with their board fabricators, who handle the design, testing and purchase of all components themselves and then furnish the manufacturer with the completed boards. In contrast, the Company's approach to board fabrication allows it to maintain better control of the quality and delivery of the boards. In addition, the Company's personnel serve as on-site inspectors at the plants of the board fabricator. The fabricator employed by the Company applies surface mount technology in the fabrication of its printed circuit boards.

         The Company anticipates that it will continue to outsource board fabrication. Given the rapid changes in computer technology, the Company is not capable of keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows the Company's products to receive the benefit of the latest technological development at an acceptable cost. Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to the Company. When delivered, the Company further tests the complete boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that the Company purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and metal cases.

         The Company does not assemble its products on a continuous mass-production basis. Instead, its computers are usually assembled on a batch basis in which products move irregularly from station to station. Because the Company's production runs rarely reach the volume levels of commercial production, there are no or few economies of scale and related cost reductions that are achievable. Tests are performed at various stages of the process according to the Company's standards or as requested by specific customers. Further testing of products is generally accomplished at the end of the assembly process. The Company's manufacture of computers is done pursuant to specific purchase orders or for general inventory purposes.

         The Company utilizes modern equipment for the design, engineering, assembly and testing of its products. The Company has utilized a portion of the funds from various financings to acquire additional equipment to enhance its operating efficiency in such areas and to increase its capacity in order to facilitate increased production, when and if required, as well as to obtain better control of quality, inventory and order processing.

         Generally, the Company is not a party to any formal written contract regarding the deliveries of its hardware, supplies and components or their fabrication. It usually purchases such items pursuant to written purchase orders of both individual and blanket variety. Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

         The Company relies on one board fabricator located within the same geographical area as its design, engineering and assembly facilities. Certain components used in its computers are obtained from sole sources, such as LG Technologies and Northern Die Cast. The Company has also licensed its software from sole sources, including Microsoft and Phoenix Technology. The Company has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, the Company has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from the Company's suppliers could have a material adverse effect on it business. Although management believes that in nearly every case alternate sources of supply can located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its computers for an indefinite period.

         The Company's design, engineering and assembly facilities are located in Brossard, Quebec, Canada for the rugged PCMobile laptops and Sebastian, Florida for the secure computer products. The Sebastian, Florida facility complies with certain classified contracts specifications necessary for the manufacture and assembly of products supplied and meets the quality management and assurance standards of an international rating organization (ISO-9001). Some measures, such as the installation of a new business computer system, have been taken by the Company to improve such standards. During 1997, the Company has expended significant effort in implementing new structures, procedures and disciplines that contribute towards the goal of achieving more efficient manufacturing operations.

         The Company has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its computers. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by the Company to the particular licenser, run for a limited term and are subject to other terms, conditions and restrictions.

         The Company receives its basic operating software system MS-DOS with various Windows versions from Microsoft, Inc. pursuant to such licensing arrangements. It also obtains from Phoenix Technologies, Inc. its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, the Company may modify such software and occasionally alter the BIOS for special situations. The termination, suspension or curtailment of these or other licensing arrangements to which the Company is a party may have a material adverse impact on its business and operations.

   Although the Company relies on a limited number of companies in the manufacture of its products, it believes that the specific parts employed in the manufacturing process are available from a variety of suppliers. Further, the Company believes that additional manufacturing sources could be found if necessary. The Company believes its relationship with its suppliers is satisfactory.

MARKETING AND SALES

         The Company markets and sells its secure computer products through an internal sales force of two individuals, approximately five resellers in the United States and approximately ten resellers abroad. The Company markets and sells its rugged products through an internal sales force of nine individuals, approximately thirty resellers in the United States and approximately four resellers abroad. Its resellers cover approximately all fifty states, including Washington, DC, and its foreign distributors operate in ten countries, including England, France, Japan, Germany, South Korea and Portugal.

         The Company's relationship with its resellers is generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for non-exclusive territorial and product representation and discounts of between 20% to 30% of the list price on standard products based on the individual resellers annual sales volume. Discounts on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract and are priced on a case-by-case basis dependent upon the level of effort in design, test, manufacture, warranty and support. However, they tend to range from 25% to 35% in practice. The Company's reseller contracts are subject to certain other terms and conditions.

         The Company's resellers typically purchase the Company's products and then resell them to their customers. These resellers accounted for an aggregate of approximately 90% of the Company's secure computer and rugged computer sales. The Company has reseller agreements with Ericcson, GE Capital, PRC, Unisys, NTT, GTE and Matra for its rugged computers. The Company has reseller agreements with Dulles Networking, Office Solutions, EDS Ltd., Bedriftssystemer, Boeing and GTE for its secure computers. The loss of certain of such resellers may have a material negative effect on the Company's business.

         Sales of the Company's products or services to foreign resellers are also generally made pursuant to written contracts. Under such contracts, the distributor is granted either an exclusive or non-exclusive territorial and product representation as well as discounts based on the list price ranging from 20% to 30%, depending on the type or annual amount of products sold. In some cases, there are minimum order requirements. Due to the custom nature of the Company's products and specifically U.S. Governmental International Traffic in Arms Regulation (ITAR) controls for secure computing products, its foreign resellers generally do not keep its computer in their inventory until specific orders are obtained. The term of these agreements generally run from 1 to 3 years but are terminable on 60 days advance notice. Payment is due in U.S. dollars within 30 days after delivery. These contracts are subject to other terms and conditions. No one international distributor accounted for a material portion of the Company's total sales in any period referred to above.

         The Company promotes its rugged and secure computer products through the dissemination of product literature, attendance and exhibition at trade shows and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. The Company does some advertising in trade periodicals. Management believes that, to date, most of the Company's sales leads have been generated by trade shows, its web sites and word-of-mouth referrals. The Company intends to expand its sales and marketing efforts in all of its markets as follows: (i) increase its presence at trade shows with larger booths and more extensive exhibits; (ii) increase the number of trade shows in which Company personnel attend and products are presented;
(iii) hire additional sales personnel and consultants to gather leads and promote sales; (iv) expand sales and marketing activities in the utility and commercial markets; and (v) invest in research and development in order to increase its product offering.

         In the public safety and government market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from three months to one year. Sales to the public safety and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

WARRANTY AND CUSTOMER SERVICE

         The Company usually provides one-year warranties on all its products covering both parts and labor, however extended warranties may be purchased by customers. Additionally, the Company offers a lifetime warranty on the cases of the PCMobile. At its option, the Company repairs or replaces products that are defective during the warranty period if the proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

         In cases of defective products, the customer typically returns them to the Company's facility. Service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant and customers are charged a fee for those service items that are not covered by warranty. In addition to its extended warranties, the Company offers its customers maintenance and service contracts on both its PCMobile and TEMPEST products.

         The Company's customer service personnel answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, other personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.

BACKLOG

         On December 31, 1997, the Company had a backlog of contracts and purchase orders of approximately $7.6 million in its computer equipment segment as compared to $3.3 million at December 31, 1996. This backlog consists of contracts and purchase orders for computer equipment and peripherals to be manufactured and delivered usually during the upcoming 12 months. The contracts and purchase orders define the price and specifications of the equipment to be delivered. However, due to the nature of the business, the backlog at any particular date may not be indicative of the Company's revenues or other operating results for any subsequent fiscal period. The Company cannot, therefore, assure that the backlog will be realized as revenue. Subsequent to December 31, 1997, the Company received contracts and purchase orders of approximately $5.3 million for computer equipment which is not included in the above backlog amount.

        On December 31, 1997, the Company had a backlog of purchase orders and contracts of approximately $1.0 million in its communications security products segment as compared to $635,000 at December 31, 1996. This segment also includes backlog as a prime or subcontractor on several government contracts.

RELIANCE UPON CERTAIN CUSTOMERS

        The Company is not dependent upon any single customer that purchases its products. However, sales to two major customers comprise 9% and 9% respectively, of sales for the year ended December 31, 1997. Sales to two major customers comprise 30% and 25% respectively, of sales for the seven months ended December 31, 1996. Sales to three major customers comprise 25%, 20% and 9% respectively, of sales for the year ended May 31, 1996.

RESEARCH AND DEVELOPMENT

        The markets served by the Company are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's business requires substantial ongoing research and development efforts and expenditures. Its future success will depend in large measure on its ability to enhance its current products, and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's research and development activities are primarily accomplished on an in-house basis, sometimes supplemented by third-party subcontractors and consultants.

        During fiscal year 1997, the Company continued to make relatively large research and development investments on the PCMobile product line. These significant changes mainly focused on redesigns to implementing faster processors such as 586 and Pentium chips, new functionality and new screens. The Company also invested in the development of a new secure laptop computer product.

        During the year ended December 31, 1997, seven months ended December 31, 1996 and the fiscal year ended May 31, 1996, the Company spent $1,307,720, $841,103 and $749,041, respectively, on research and product development, primarily for development of new products and products complementary to the existing line of secure and rugged computer products. The Company anticipates additional research and development expenditures on future development of products.

INTELLECTUAL PROPERTY AND PATENTS

        Proprietary information and technical know-how are important to the Company's success. The Company holds various patents, as detailed below, and has certain trademark protections for its products. The Company currently has patent protection for certain of its principal proprietary technologies. There can be no assurance that any patents issued are or will be valid, or that others will not develop functionally equivalent or superior technology that does not infringe the Company's patents. There can also be no assurance that the Company's existing patents will go unchallenged.

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

        On January 20, 1998, Cycomm received, as assignee, U.S. Patent No. 5,711,013 entitled "Conforment Compact Portable Cellular Phone Case System and Connector." This patent covers Cycomm's Slice packaging and functionality, as it applies to a number of potential applications for the Motorola MicroTAC line of cellular phones. Cycomm's Slice products, the Series 300 Slice HPU and Series 500 Slice CSD, now have full patent protection. The Company plans to pursue licensing opportunities to exploit the Slice technology, and to protect against any infringement of the Slice patent.

        During 1997, the Company let two prior patents, Patent Nos. 4,864,566 and 4,972,479 expire due to a lack of any further technical utility. The technologies covered in these patents were superseded by advances in communications hardware and encryption technology.

REGULATORY APPROVALS

        Certain of the Company's products are subject to approval by the Federal Communications Commission ("FCC") in the United States. The FCC requires that products not exceed certain levels of radio wave emanation so that they will not interfere with other electronic equipment. Furthermore, telephone products must meet certain standards for interfacing into the telephone line, such as impedance matching and isolation. All of the Company's products have received FCC approval for both radiation and telephone connection.

        In general, the FCC and its approval process is objective. Product designs are required to meet these objective criteria and specifications. In the event that a Company privacy product failed a test, the introduction of the product would be delayed.

         Under certain circumstances, the Company is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, the Company generally requires its foreign distributors to provide documents that indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

         The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holders, political parties and others with regard to the obtaining or preserving of commercial contracts or orders. These restrictions may hamper the Company in its marketing efforts abroad.

        To date, the Company has been able to comply with all governmental requirements without incurring significant costs. However, the Company cannot determine the extent to which future earnings may be affected by new legislation or regulations affecting its industry.

COMPETITION

         The Company competes in the rugged portable and secure computer business with a wide variety of computer manufacturers and repackagers, some of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. The Company competes based on customization capabilities, price, performance, delivery and quality. In some situations, the Company is the highest priced bidder.

         Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an "as is" condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. However, in many cases even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or highly selected commercial components for most of its computers rather than strictly ordinary commercial ones, as do many of its competitors. The company also applies SMT to the fabrication of most of its computer boards. In addition, the Company designs such boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software to give the customer greater control over configuration and components.

         With respect to its secure computer business, the Company encounters competition from Wang Laboratories, Secure Computer Systems, and NAI. As for its PCMobile rugged laptops, the Company encounters competition from Panasonic and Badger. Certain large manufacturers of commercial notebook computers such as Panasonic and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. These companies are presently offering such products at prices from approximately one-third to one-half the Company's more rugged versions.

         Management believes that the Company's ability to increase market penetration in the commercial sector will be limited substantially by the entry of such manufacturers into the ruggedized computer market.

         In the public safety and secure computer markets, the Company will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to specific rules and regulations with which the Company must comply. However, the Company is often one of only a few companies whose products meet the required specifications designated by such customers.

         In most cases, the Company tends to be the higher priced bidder for public safety bids. The reasons for this situation are numerous. The Company designs its computers on an overall basis to assure their ruggedness and use in the most demanding circumstances. Accordingly, it generally employs more expensive components than its competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. The Company's computers are enclosed in sealed containers. Moreover, the Company makes extensive modifications and refinements of its computers for its customers pursuant to their specifications and special needs. Consequently, the Company's products generally function at a higher level of performance and reliability than its competitors.

         For those applications in which harsh environmental and operational conditions prevail, customers are sometimes willing to pay higher prices, especially where few, if any, other companies offer similar devices. In those less demanding circumstances, the Company's products sell at a competitive disadvantage and often are not purchased because the applications do not justify its higher prices.

ENVIRONMENTAL ISSUES

        Compliance cost with environmental laws is not expected to materially adversely affect the business of the Company.

EMPLOYEES

        The Company currently employs approximately 156 people, of which approximately 101 are employed in the United States and 55 in Canada. Approximately 28 employees work in customer sales and service, 24 employees work in administration, 33 employees work in research and development and 71 employees work in manufacturing.

         None of its employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

         The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to the Company, if at all.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 1997, the Company leased the following facilities:

                                                                              Approximate
   Location                 Type of Facility                 Condition         Square Ft.
   --------                 ----------------                 ---------         ----------
McLean, VA                 Executive Office                  Excellent           4,000
Sebastian, FL              Manufacturing, R&D                Excellent          44,000
                           and Distribution
Montreal, QB               Manufacturing, R&D and            Excellent          10,300
                           Distribution
Portland, OR               Corporate Office                  Excellent           1,000
Albuquerque, NM            Manufacturing, R&D                Excellent           7,500
                           and Sales

         Management believes that its manufacturing facilities at Sebastian, FL and Montreal, QB will meet its operational needs for the foreseeable future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, such facilities are available in the immediate vicinity of the current locations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings against it other than routine litigation that is incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on The American Stock Exchange ("AMEX") under the symbol "CYI". The following tables set forth the reported high and low sales prices as reported by AMEX for the periods indicated:

                                                          High               Low
                                                          ----               ---
YEAR ENDED MAY 31, 1996
         First quarter *                                 $11.25            $ 4.38
         Second quarter*                                   6.75              3.75
         Third quarter                                     5.63              3.19
         Fourth quarter                                    7.25              2.88

SEVEN MONTHS ENDED DECEMBER 31, 1996
         First quarter                                   $ 7.31            $ 3.25
         Second quarter                                    5.44              3.13
         Month of December 1996                            3.69              2.56

YEAR ENDED DECEMBER 31, 1997
         First quarter                                   $ 4.00            $ 2.63
         Second quarter                                    3.31              2.00
         Third quarter                                     3.50              2.50
         Fourth quarter                                    2.69              1.25

         * restated to reflect the 1 for 5 Reverse Split of the outstanding shares of common stock, effective October 19, 1995.

         On March 1, 1998, as reported by the Company's transfer agent, shares of common stock were held by 1,072 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

         The Company has not paid any dividends and has no present intention of paying dividends on the common stock in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant. However, the Company was required to pay an 8% cumulative dividend on all outstanding Series A Preferred Stock. As of September 30, 1996, all outstanding shares of Series A Preferred Stock have been converted to common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In December 1996, the Company changed its fiscal year ended May 31 to a fiscal year ended December 31. The following comparisons are based on the company's new fiscal year end. The seven month transition period ended December 31, 1996 bridges the gap between the Company's old and new fiscal year ends. A comparison of this transition period to the similar period in 1995 is presented beginning on page 20. In addition, a comparison of the years ended May 31, 1996 and 1995 is also presented beginning on page 21.

         Financial information relating to the year ended December 31, 1997 has been derived from the audited financial statements. The results of operations for periods ended November 30, 1996 and 1995 have been restated from the previous May 31 year end to produce comparable period to the new fiscal year basis. These restated periods are unaudited and are presented for informational purposes only.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996

                                          Year Ended          Year Ended
                                         December 31,         November 30,
                                             1997                 1996
                                             ----                 ----
Sales                                    $ 15,678,667         $ 11,816,319
Cost of Sales                              11,257,321            8,613,571
                                         ------------         ------------
Gross Profit                                4,421,346            3,202,748
                                         ------------         ------------

Selling, general & administrative           6,653,643            7,611,766
Research & development                      1,307,720            1,110,153
Depreciation & amortization                 1,050,998            1,279,848
Other                                             658              871,185
                                         ------------         ------------
                                            9,013,019           10,872,952
                                         ------------         ------------

Loss from operations                       (4,591,673)          (7,670,204)

Interest expense                             (946,235)          (2,638,080)
Other income, net
                                              115,255              265,994
                                         ------------         ------------
                                             (830,979)          (2,373,086)
                                         ------------         ------------
Net loss                                 $ (5,422,652)        $(10,042,290)
                                         ============         ============
Net loss per share                       $      (0.59)        $      (1.78)
                                         ============         ============


         The revenues for the year ended December 31, 1997 were $15,678,667 which represents an increase of 33% over revenues of $11,816,319 for the prior period. The increased revenues are partially related to the inclusion of a full year of the revenues of XL Computing and XL Canada which were acquired in March 1996 and June 1996, respectively. Of these revenues, sales of the PCMobile rugged laptop computers accounted for $7,978,366 as compared to $602,956 in the prior period. However, sales of secure computing products decreased to $5,873,586 as compared to $9,741,887 in the prior period. These recently acquired subsidiaries accounted for $13,851,952, or 88% of total revenues. The remaining revenue of $1,832,631 related to the communications security products segment and reflected an approximate 25% increase from the prior period.

         Cost of sales for the year ended December 31, 1997 were $11,257,332 as compared to cost of sales of $8,613,571 for the prior period. The increase is partially related to the acquisitions of XL Computing and XL Canada with the remaining increase due to increased sales volumes. These subsidiaries, which form the computer products segment, contributed $10,068,659 to total cost of sales which resulted in a gross margin of 27% for sales in this segment as compared to 28% in the prior period. The current period gross margin is lower than desired as a result of the Company's efforts to establish market share through pricing and certain inventory adjustments. The gross margin for sales in the communications security products segment was 36%, as compared to 22% in the prior period. The increase in gross margin in the communications products segment is due to the sale of higher margin products in the current period.

         Operating expenses decreased to $9,013,018 for the year ended December 31, 1997 as compared to $10,872,952 for the prior period. The decrease is mainly due to certain non-recurring charges in the prior period. Selling, general and administrative ("SG&A") expenses decreased to $6,656,270 for the period ended December 31, 1997 as compared to $7,611,766 from the prior period. This decrease is due in part to management's cost reduction efforts offset by increased personnel, facilities and operating costs. Research and development costs increased 18% to $1,307,720 for the period ended December 31, 1997. This increase reflects the Company's expenditures on the enhancements of the TEMPEST line of computers and the development of the PCMobile computer. Depreciation and amortization decreased 18% to $1,050,998 for the year ended December 31, 1997 and reflects the increased depreciation and amortization of capital assets and goodwill related to the acquisitions offset by accelerated goodwill amortization in the prior period.

         Interest expense for the year ended December 31, 1997 was $946,235 as compared to $2,638,080 for the prior period. This decrease is due to reduced non-cash interest expense offset by increased debt financing obtained by the Company in the form of convertible debentures, acquisition debt and credit lines. Included in interest expense are charges of $478,720 and $2,256,347 for the years ended December 31, 1997 and November 30, 1996, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

         The net loss of $5,422,652, or ($0.59) per share, for the year ended December 31, 1997 represents a decrease from $10,042,290, or ($1.78) per share for the year ended November 30, 1996. The decrease is net loss in largely due to the losses generated in the prior periods by the acquired subsidiaries and the non-recurring write-downs of inventories and the non-recurring interest charges. The loss per share is computed on weighted average number of shares outstanding of 5,632,800 at November 30, 1996 and 9,108,335 December 31, 1997.

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


                                         Seven Months          Six Months
                                            ended                ended
                                         December 31,         November 30,
                                            1996                 1995
                                            ----                 ----
Sales                                    $ 8,588,845         $   852,428
Cost of Sales                              6,763,463             448,298
                                         -----------         -----------
Gross Profit                               1,825,382             404,130
                                         -----------         -----------

Selling, general & administrative          4,462,434           1,942,806
Research & development                       841,103             289,059
Depreciation & amortization                  535,162             276,567
Other                                      1,033,653             368,591
                                         -----------         -----------
                                           6,872,352           2,877,023
                                         -----------         -----------

Loss from operations                      (5,046,970)         (2,472,893)

Interest expense                          (1,499,781)           (524,195)
Other income, net                             55,148              12,934
                                         -----------         -----------

                                          (1,444,633)           (511,261)
                                         -----------         -----------

Net loss                                 $(6,491,603)        $(2,984,154)
                                         ===========         ===========

Net loss per share                       $     (0.92)        $     (0.83)
                                         ===========         ===========


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

         In connection with the Company's goal of achieving profitable operations, the Company elected to incur certain expenses and one time charges in the period ended December 31, 1996. Operating expenses increased to $5,046,970 for the seven months ended December 31, 1996 as compared to $2,472,893 for the prior period. The increase is mainly due to the acquisition of XL Computing and XL Canada. Selling, general and administrative ("SG&A") expenses increased to $4,462,434 for the period ended December 31, 1996 as compared to $1,942,806 from the prior period. This increase is due to the acquisitions and represents increased personnel, facilities and operating costs. Research and development costs increased 191% to $841,103 for the period ended December 31, 1996. This increase reflects the Company's expenditures developing the CSD cellular security device, the enhancements on the TEMPEST line of computers and the development of the PCMobile computer. Depreciation and amortization increased 94% to $535,162 for the seven months ended and reflects the increased depreciation and amortization of capital assets and goodwill related to the acquisitions. During the seven months ended December 31, 1996, the Company recorded a write-down of inventories in the communications security segment totaling $476,099. The write-downs covered certain raw materials and finished goods related to analog scrambling products no longer produced. Additionally, the Company recorded a write-down of $544,648 related to the sale of its investment in Galactica. This write-down reflects the full reserve of a contingent promissory note received as consideration in the sale of Galactica. However, it is possible the Company will receive payment on all or a portion of the contingent promissory note in the future and is expected to account for this as other income at the time of receipt.

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

         The net loss of $6,491,603, or ($0.92) per share, for the seven months ended December 31, 1996 represents an increase from $2,984,154, or ($0.83) per share for the six months ended November 30, 1995. The increase in net loss is largely due to the losses generated by the acquired subsidiaries and the non-recurring write-downs of inventories and the investment in Galactica and the non-recurring interest charges. The loss per share has remained relatively steady as the weighted average number of shares outstanding has increased from 3,613,192 at November 30, 1995 to 7,040,356 December 31, 1996.

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

         For the year ended May 31, 1996, cost of sales was $3,634,254, an increase from $855,414 for fiscal year 1995. Administrative and operating expenses increased to $8,943,261, an increase of $3,870,347 from the fiscal 1995 total of $5,072,914. The increase in cost of sales is due to the inclusion in cost of sales of $2,774,646 attributable to XL Computing. The increase in administrative and operating expenses is due in part to the inclusion of XL Computing expenses of $808,442. Severance cost made up the balance of the difference. Depreciation and amortization increased by $853,311 largely due to the accelerated write-off of $501,523 of goodwill in the Communications Security Product segment related to the Datotek acquisition. Inventory write-downs increased by $677,560 versus fiscal 1995 due to obsolescence of certain secure communications inventory. Consulting fees increased by $454,631 due to costs associated with hiring a public relations firm and retaining a sales and marketing consulting group for the Communications Security Products segment. Salaries, benefits and management fees increased by approximately $1,000,000. Most of the increase is due to XL Computing costs for the period. The remaining increase is attributable to administrative services.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied working capital requirements through cash on hand, available lines of credit and various debt and equity related financings. At December 31, 1997, the Company had cash and cash equivalents of $617,636.

         In the year ended December 31, 1997, cash used in operations amounted to $4,947,861. Cash used in investing activities was $194,387 during the year ended December 31, 1997 with the major activity being the sale of the Company's investment in Galactica which generated cash of $513,000 offset by capital expenditures and an increase in notes receivable. Cash provided by financing activities was $4,539,340. The issuance of convertible debentures resulted in net proceeds of $2.7 million. Additionally, the Company obtained equity financing of $180,000 in the form of a private placement. The Company obtained a new secured credit facility in an aggregate amount of $4.0 million in December 1997 which included a credit line of $3,432,000 secured by accounts receivable and inventory and a term loan of $568,000 secured by machinery and equipment. The Company utilized the proceeds of the new credit facility to repay existing bank lines in an amount of $2.1 million and for working capital. At December 31, 1997, an amount of $3.2 million was outstanding under the new credit facility. Various notes payable of $329,401 related to acquisitions were repaid during the year ended December 31, 1997.

         The Company's net working capital decreased to $3,000,652 at December 31, 1997, from $4,451,698 at December 31, 1996, as short-term debt was incurred to fund working capital for the growth of the manufacturing operations.

         Significant items affecting cash and cash equivalents subsequent to December 31, 1997, include the issuance of $1.0 million in convertible preferred stock. The proceeds will provide working capital for operations during the 1998 fiscal year.

         The Company has restructured the operations of secure communications products so that this business segment will not require material additional financing through funding from other subsidiaries activities, borrowings or issuance of equity and debt securities. The Company expects its computer equipment segment to be able to fund operations from working capital, secured lines of credit and funding from the parent company. However, until the Company can operate the computer products divisions profitability and manage the working capital requirements of significant growth, it may require additional funding. The Company believes that it has the capital resources to raise funds through additional debt and equity financings, to develop and market its products and to make acquisitions. In this regard, the Company believes that it will be able to meet its obligations during the remainder of the present fiscal year. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

IMPACT OF YEAR 2000

        Management is beginning to study the implications of the Year 2000 on its information systems. However, based on the business risk associated with the Company's information systems, management does not anticipate that the Year 2000 will have a significant impact on its information systems or result in a significant commitment of resources to resolve potential problems associated with this event.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See Item 13. Exhibits and Reports on Form 8-K and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 1998, and is incorporated by reference herein.

SECTION 16 REPORTS

         The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1998, and is incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1998, and is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1998, and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1998, and is incorporated by reference herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB.

         (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.


                                                                                             Page Number
                                                                                             -----------
                  1.1      Certificate of Incorporation                                          (1)

                  1.2      Certificate of Incorporation on Change of Name                        (1)

                  1.3      Certificate of Continuance                                            (1)

                  1.4      Amended Articles of Incorporation                                     ___

                  10.1     Agreement by and between Cycomm Corporation and                       (2)
                           Cycomm International Inc. and Datotek, Inc. and
                           AT&T Corp.

                  10.2     Management Services Agreement - Peter Hickey                          (1)

                  10.3     Management Services Agreement - Rick E. Mandrell                      (5)

                  10.4     Management Services Agreement - Gordon Collett                        (1)

                  10.5     Stock Purchase Agreement by and among the Company                     (3)
                           and XL Vision Inc. and XL Computing Corporation
                           dated March 21, 1996

                  10.6     Asset Purchase Agreement among and between                            (4)
                           9036-8028 Quebec, Inc., Cycomm International Inc.
                           and M3i Technologies, Inc. and M3i Systems Inc.
                           date June 21, 1996

                  10.7     Management Services Agreement - Albert I. Hawk                        (5)

                  10.8     Employment Agreement - Michael R. Skoff                               (6)

                  10.9     Management Services Agreement - Rick E. Mandrell                      ___

                  10.10    Management Services Agreement - G.T. Gangemi                          ___

                  10.11    Commercial Revolving Loan, Additional Loan and
                           Security Agreement by and among the Company
                           and American Commercial Finance Corp.                                 ___

                  10.12    Cycomm International Inc. 1997 Stock Option Plan                      ___

                  10.13    Stock Purchase Agreement and Certificate of
                           Designation of Series B Convertible Redeemable

                           Preferred Stock                                                       ___
                  21.1     Subsidiaries of the Registrant                                        ___
                  27       Financial Data Schedule                                               ___

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

(6) Previously files as an Exhibit to form 10-KSB for the seven months ended December 31, 1996 dated April 11, 1997 and incorporated by reference herein.


(b)      Reports on Form 8-K:

         The Company did not file any Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYCOMM INTERNATIONAL INC.


Date:    March 31, 1998                By:   /s/   Albert I. Hawk
                                          -------------------------------------
                                          Albert I. Hawk
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By: /s/  Michael R. Skoff
                                          -------------------------------------
                                          Michael R. Skoff
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/      Albert I. Hawk                            March 31, 1998
      -----------------------------------------------
         Albert I. Hawk, President and
         Chief Executive Officer

By:    /s/        Hubert Marleau                            March 31, 1998
     ------------------------------------------------
         Hubert Marleau, Director

By:      /s/      Rick E. Mandrell                          March 31, 1998
     ------------------------------------------------
         Rick E. Mandrell, Secretary and
         Director

By:      /s/      Ret. Gen. Thomas A. Stafford              March 31, 1998
     -------------------------------------------------
         Ret. Gen. Thomas A. Stafford, Director

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYCOMM INTERNATIONAL INC.


Date:    March __, 1998                By:
                                          -------------------------------------
                                          Albert I. Hawk
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By:
                                          -------------------------------------
                                          Michael R. Skoff
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                                                  March _, 1998
      --------------------------------------------------------
         Albert I. Hawk, President and
         Chief Executive Officer

By:                                                                  March __, 1998
     ---------------------------------------------------------
         Hubert Marleau, Director

By:                                                                  March _, 1998
    ----------------------------------------------------------
         Rick E. Mandrell, Secretary and
         Director

By:                                                                  March _, 1998
     ----------------------------------------------------------
         Ret. Gen. Thomas A. Stafford, Director

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997,
                      SEVEN MONTHS ENDED DECEMBER 31, 1996
                         AND THE YEAR ENDED MAY 31, 1996



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

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES



         We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiaries as of December 31, 1997 and December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 1997 and December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, in conformity with generally accepted accounting principles.

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



Vienna, Virginia
March 20, 1998                                    /s/ Ernst & Young LLP

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  SEVEN MONTHS
                                                            YEAR ENDED               ENDED             YEAR ENDED
                                                            DECEMBER 31,          DECEMBER 31,           MAY 31,
                                                               1997                 1996                  1996
                                                               ----                 ----                  ----
                                                                                                    (Restated Note 2)
Sales                                                       $ 15,678,667         $  8,588,845         $  4,985,036
Cost of sales                                                 11,257,321            6,763,463            3,634,254
                                                            ------------         ------------         ------------
Gross profit                                                   4,421,346            1,825,382            1,350,782
                                                            ------------         ------------         ------------

Expenses:
   Selling, general and administrative                         6,653,643            4,462,434            5,730,671
   Research and product development                            1,307,720              841,103              749,041
   Depreciation and amortization                               1,050,998              535,162            1,228,295
   Foreign exchange loss(gain)                                       658               12,906               14,797
   Write-down of inventories to net realizable value                --                476,099            1,220,457
   Write-down of investments to net realizable value                --                544,648                 --
                                                            ------------         ------------         ------------
                                                               9,013,019            6,872,352            8,943,261
                                                            ------------         ------------         ------------
LOSS FROM OPERATIONS                                          (4,591,673)          (5,046,970)          (7,592,479)
                                                            ------------         ------------         ------------

OTHER INCOME (EXPENSE)

   Interest income                                                55,046               51,540               64,345
   Interest expense                                             (946,235)          (1,499,781)          (1,895,236)
   Gain (loss) on sale of fixed assets                              --                   (898)             (27,300)
   Realized gain (loss) on investments                            38,825                 --                   --
   Other income                                                   21,385                4,506                6,019
                                                            ------------         ------------         ------------
                                                                (830,979)          (1,444,633)          (1,852,172)
                                                            ------------         ------------         ------------
NET LOSS                                                    $ (5,422,652)        $ (6,491,603)        $ (9,444,651)
                                                            ============         ============         ============

NET LOSS PER SHARE                                          $      (0.59)        $      (0.92)        $      (2.36)
                                                            ============         ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           9,168,335            7,040,356            4,002,289
                                                            ============         ============         ============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,         December 31,
                                                                                 1997                 1996
                                                                                 ----                 ----
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    617,636         $  1,220,544
   Accounts receivable, less allowance for doubtful accounts of
      $41,000 and $12,000, respectively                                         5,171,402            2,170,518
   Inventories                                                                  5,374,511            5,819,852
   Prepaid expenses                                                                96,029               76,785
                                                                             ------------         ------------
      Total current assets                                                     11,259,578            9,287,699
                                                                             ------------         ------------

Fixed assets, net                                                               1,582,475            1,663,176

Goodwill, net of accumulated amortization of $1,676,574 and
   $1,398,555, respectively                                                     2,534,733            1,673,835

Other assets:
   Notes receivable - affiliates                                                  183,185               41,521
   Long-term investments                                                             --                513,500
   Deferred technology costs, net of accumulated amortization of
      $971,345 and $927,620, respectively                                           6,502               50,227
   Deferred financing costs, net of accumulated amortization of
      $234,878 and $42,675, respectively                                          179,460              264,825
   Unearned discount                                                               13,889              159,276
   Other                                                                          191,454               94,699
                                                                             ------------         ------------
                                                                                  574,490            1,124,048
                                                                             ------------         ------------
                                                                             $ 15,951,276         $ 13,748,758
                                                                             ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                  $  3,386,543         $  1,871,815
   Accrued liabilities                                                          1,481,427            1,167,337
   Due to affiliate                                                               318,603              160,321
   Dividends payable on preferred stock                                              --                 86,667
   Current portion of capital lease obligations                                    29,468               81,527
   Revolving credit facility                                                    2,629,308            1,138,933
   Current portion of notes payable and convertible debentures                    413,575              329,401
                                                                             ------------         ------------
      Total current liabilities                                                 8,258,924            4,836,001
                                                                             ------------         ------------

Capital lease obligations, less current portion                                    54,294               71,869

Notes payable and convertible debentures, less current portion                  3,394,425            3,074,999

Deferred credit                                                                      --                620,466

Commitments

Stockholders' equity:
   Common stock, no par value, unlimited authorized shares, 9,816,877 and 8,050,401 shares issued and outstanding at December 31,
      1997 and December 31, 1996, respectively
                                                                               47,491,611           42,970,749
   Accumulated deficit                                                        (43,247,978)         (37,825,326)
                                                                             ------------         ------------
      Total stockholders' equity                                                4,243,633            5,145,423
                                                                             ------------         ------------
                                                                             $ 15,951,276         $ 13,748,758
                                                                             ============         ============

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               SEVEN MONTHS
                                                                            YEAR ENDED            ENDED            YEAR ENDED
                                                                            DECEMBER 31,       DECEMBER 31,          MAY 31,
                                                                               1997                1996                1996
                                                                               ----                ----                ----
Operating activities                                                                                           (Restated -  Note 2)
   Net loss                                                                $(5,422,652)        $(6,491,603)        $(9,444,651)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                       1,050,998             535,162           1,228,295
         Loss (gain) on sale of fixed assets                                      --                   898              27,300
         Realized loss (gain) on marketable securities                         (38,825)               --                  --
         Write-down of inventories to net realizable value                        --               476,099           1,220,457
         Write-down of investments to net realizable value                        --               544,648                --
         Non-cash expenses                                                     533,081           1,360,125           1,835,046
         Deferred technology costs                                              43,725             107,527             184,333
   Change in operating assets and liabilities                               (1,114,188)         (1,405,538)            609,653
                                                                           -----------         -----------         -----------
   Cash used in operating activities                                        (4,947,861)         (4,872,682)         (4,339,567)
                                                                           -----------         -----------         -----------

INVESTING ACTIVITIES
   Increase in long-term investments                                          (106,500)               --                  --
   Decrease in long-term investments                                           513,500             117,711                --
   Acquisition of fixed assets                                                (473,449)           (192,425)           (135,907)
   Proceeds on disposal of fixed assets                                        127,086               5,997              24,389
   Payment for acquisitions, net of cash acquired:
       - XL (Canada) Inc.                                                         --            (1,000,000)               --
       - XL Computing Corporation                                                 --                  --            (2,150,000)
   Increase in notes receivable                                               (184,000)            (15,000)            (20,000)
   Decrease in notes receivable                                                 49,167              42,661               1,427
   Other                                                                      (120,191)            (90,820)              5,466
                                                                           -----------         -----------         -----------
   Cash used in investing activities                                          (194,387)         (1,131,876)         (2,274,625)
                                                                           -----------         -----------         -----------

FINANCING ACTIVITIES
   Issuance of common stock                                                    180,000             830,100                --
   Net borrowings under revolving credit facilities                          2,058,375                --                  --
   Borrowings under notes payable                                                 --             1,138,933              38,349
   Repayment of notes payable and convertible debentures                      (329,401)           (703,541)           (315,336)
   Borrowings under convertible debentures                                   3,000,000           3,900,000           8,425,000
   Deferred financing costs on convertible debentures                         (300,000)           (390,000)           (842,500)
   Repayment of obligations under capital leases                               (69,634)            (27,657)             (5,774)
                                                                           -----------         -----------         -----------
   Cash provided by financing activities                                     4,539,340           4,747,835           7,299,739
                                                                           -----------         -----------         -----------

   Increase (decrease) in cash and cash equivalents
      during the period                                                       (602,908)         (1,256,723)            685,547
   Cash and cash equivalents, beginning of period                            1,220,544           2,477,267           1,791,720
                                                                           -----------         -----------         -----------
   Cash and cash equivalents, end of period                                $   617,636         $ 1,220,544         $ 2,477,267
                                                                           ===========         ===========         ===========

                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                             PREFERRED         PREFERRED            COMMON            COMMON          ACCUMULATED
                                               SHARES            STOCK              SHARES            STOCK             DEFICIT
                                               ------            -----              ------            -----             -------
BALANCE, MAY 31, 1995                              ---                ---          3,594,316        $26,606,192      $(21,802,405)

Net loss                                                                                                               (9,444,651)
Issuance of preferred stock
   on acquisition of XLCC                       30,000       $  3,000,000
Issuance of common stock:
   Issued in payment for services
                                                                                      63,000            300,000
   Issued in settlement of liabilities
                                                                                      76,978            363,455
   Conversion of debentures                                                        1,809,477          4,814,655
   Conversion of preferred stock
                                               (15,000)        (1,500,000)           400,000          1,500,000
Beneficial conversion feature of
   convertible debt
                                                                                                      2,159,234
Dividends on preferred stock                                                                                              (46,000)
                                             ---------       ------------          ---------       ------------      ------------
BALANCE, MAY 31, 1996                           15,000          1,500,000          5,943,771         35,743,536       (31,293,056)
                                             ---------       ------------          ---------       ------------      ------------

Net loss                                                                                                               (6,491,603)
Issuance of common stock:
   Conversion of debentures                                                        1,393,186          3,911,880
   Conversion of preferred stock               (15,000)        (1,500,000)           400,000          1,500,000
   Private placement                                                                 195,331            530,100
   Exercise of options                                                               100,000            300,000
   Acquisition earn-out                                                               18,113             90,020
Beneficial conversion feature of
   convertible debt
                                                                                                        895,213
Dividends on preferred stock                                                                                              (40,667)
                                             ---------       ------------          ---------       ------------      ------------
BALANCE, DECEMBER 31, 1996                        --                 --            8,050,401         42,970,749       (37,825,326)
                                             ---------       ------------          ---------       ------------      ------------

Net Loss                                                                                                               (5,422,652)
Issuance of common stock:
   Conversion of debentures                                                        1,219,727          2,742,753
   Private placement                                                                 120,000            180,000
   Acquisition earn-out                                                              426,749          1,264,776
Beneficial conversion feature
   of convertible debt                                                                                  333,333
                                             ---------       ------------          ---------       ------------      ------------
BALANCE, DECEMBER 31, 1997                        --         $       --            9,816,877       $ 47,491,611      $(43,247,978)
                                             =========       ============          =========       ============      ============

                            (See accompanying notes)

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. (the "Company") is a manufacturer of value added, secure, ruggedized computer equipment and communications systems, and a provider of related services. The Company is based in McLean, Virginia, with wholly-owned subsidiaries in Montreal, Quebec, Sebastian, Florida, Albuquerque, New Mexico and Portland, Oregon.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,422,652 for the year ended December 31, 1997 and as of that date had an accumulated deficit of $43,247,978. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates that operations will be funded from working capital, secured lines of credit and from additional financing through borrowings or sales of equity securities.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENTS

On October 12, 1995, the Company received shareholder approval to redomicile, effective November 1, 1995, to the United States from Canada. The change was made as the Company's operations at that time were conducted primarily in the United States. As a result, the Company has adopted the U.S. dollar as its functional and reporting currency. This change represents a change in circumstance and the consolidated financial statements have been translated into U.S. currency effective June 1, 1994.

The Company has restated their May 31, 1996 financial statements to recognize a position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first become convertible. This prior period adjustment resulted in additional interest expense of $1,660,046 in the year ended May 31, 1996 or $0.41 per share.

FISCAL YEAR

Effective December 31, 1996, the Company changed its fiscal year end from May 31 to December 31. Accordingly, the Company has reported its results of operations, stockholders' equity and cash flows for the twelve months ended December 31, 1997, the transition period of the seven months ended December 31, 1996 and the twelve months ended May 31, 1996.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

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

TECHNOLOGY COSTS

Costs relating to obtaining technology are deferred when management is reasonably certain the costs will be recovered. Such costs are amortized to operations on a straight line basis over five years. If management determines that such costs exceed net recoverable value, the unamortized balance is charged to operations.

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

PRODUCT WARRANTY

Warranties of twelve months from date of sale are provided for most products sold, with limited lifetime warranties on certain components. A reserve is established to cover estimated warranty costs during this period.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. Under the new standard, companies are required to report basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted earning EPS disclosures which were previously required. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. For the periods ended December 31, 1997, December 31, 1996 and May 31, 1996, the effect of the exercise of stock options, warrants and the conversion of debentures would be anti-dilutive, and therefore, diluted earnings
(loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

RECLASSIFICATION

Certain items previously reported in specific financial statement captions have been reclassified to conform with the December 31, 1997 presentation.

NOTE 3:  ACQUISITIONS

XL COMPUTING (CANADA) INC.

On June 21, 1996, the Company completed the Asset Purchase Agreement by and among the Company and 9036-8028 Quebec, Inc., a wholly-owned subsidiary, and M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller") whereby 9036-8028 Quebec, Inc. acquired substantially all of the assets of M3i Technologies Inc., for an aggregate purchase price, subject to earn-out provisions, of a maximum of $5,000,000. Subsequent to the asset acquisition, 9036-8028 Quebec, Inc. was renamed XL Computing Canada, Inc. ("XL Canada"). XL Canada is based in Montreal, Quebec and is engaged in the design, manufacture, sale and support of ruggedized, mobile computing and communications systems.

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

The acquisition of the assets by XL Canada was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The fair market value of the monetary and nonmonetary assets acquired was $2,182,527 and the fair value of the liabilities assumed was $147,160. After an allocation to reduce nonmonetary assets acquired to zero, the remaining excess of the estimated fair market value of net assets acquired over the purchase price amounted to $1,035,367, which has been accounted for as a deferred credit and is being amortized over ten years using a straight line basis. The value of common stock issued to the Seller as the contingent consideration is earned subject to the earn-out provisions has been recorded against the deferred credit. For the period ended December 31, 1997, the contingent consideration earned was $1,594,640 which was paid in 332,995 shares of common stock issued in the year ended December 31, 1997 and 224,809 shares of common stock to be issued subsequent to December 31, 1997. The computation of the earn-out consideration is subject to interpretation regarding eligible units requiring earn-out payments. There exists a potential dispute between the Company and the Seller regarding the amount of earn-out consideration due. The Company has recorded the full amount of earn-out based on its interpretation of the Asset Purchase Agreement. The accompanying consolidated statements of operations reflect the operating results of XL Canada since the effective date of the acquisition.

Pro forma unaudited consolidated operating results of the Company and XL Canada for the year ended May 31, 1996, assuming the acquisition had occurred as of June 1, 1995, are summarized below:


                                                          Year Ended
                                                           May 31,
                                                            1996
                                                            ----
                   Sales                                 $6,951,715
                   Net Loss                           $(10,645,943)
                   Net Loss per Share                       $(2.66)

The pro forma financial information is for illustrative purposes only, and does not purport to be indicative of the actual results which would have occurred had the XL Canada acquisition been completed as of June 1, 1995, nor is it necessarily indicative of future operating results.

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

Pro forma unaudited consolidated operating results of the Company and XLCC for the year ended May 31, 1996, assuming the acquisition had occurred as of June 1, 1995, are summarized below:

                                                        Year Ended
                                                           May 31,
                                                            1996
                                                            ----
                     Sales                              $11,770,363
                     Net Loss                         $(10,101,999)
                     Net Loss per Share                     $(2.52)


The pro forma financial information is for illustrative purposes only, and does not purport to be indicative of the actual results which would have occurred had the XLCC acquisition been completed as of June 1, 1995, nor is it necessarily indicative of future operating results.

NOTE 4:  INVENTORIES

Inventories by categories are as follows:

                                        DECEMBER 31,    DECEMBER 31,
                                           1997             1996
                                           ----             ----
Raw materials                           $1,988,897      $3,859,242
Work in process and sub-assemblies       2,591,442       1,593,705
Finished goods                             794,172         366,905
                                        ----------      ----------
                                        $5,374,511      $5,819,852
                                        ==========      ==========


NOTE 5:  FIXED ASSETS

Fixed assets and accumulated depreciation and amortization by categories are as follows:

                                                        ACCUMULATED
                                                     DEPRECIATION AND       NET BOOK
                                         COST           AMORTIZATION         VALUE
                                         ----           ------------         -----
DECEMBER 31, 1997

Land                                  $   48,000        $     --          $   48,000
Equipment under capital leases           121,328            60,379            60,949
Furniture and fixtures                    41,467            18,623            22,844
Research equipment                       490,586           110,566           380,020
Computer equipment                       400,053            99,994           300,059
Office equipment                         165,926            99,885            66,041
Manufacturing equipment                  926,783           274,532           652,251
Leasehold improvements                    66,498            14,187            52,311
                                      ----------        ----------        ----------
                                      $2,260,641        $  678,166        $1,582,475
                                      ==========        ==========        ==========

DECEMBER 31, 1996

Land                                  $   48,000        $     --          $   48,000
Equipment under capital leases           206,913           117,755            89,158
Furniture and fixtures                   163,107            40,556           122,551
Research equipment                       773,218           274,619           498,599
Computer equipment                       569,615           266,892           302,723
Marketing equipment                       61,432            26,999            34,433
Office equipment                          89,148             9,843            79,305
Manufacturing equipment                  640,568           178,049           462,519
Leasehold improvements                    33,462             7,574            25,888
                                      ----------        ----------        ----------
                                      $2,585,463        $  922,287        $1,663,176
                                      ==========        ==========        ==========


Depreciation expense for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996 was $636,702, $274,049 and $177,874, respectively.

NOTE 6:  OTHER ASSETS

LONG-TERM INVESTMENTS

                                                                             DECEMBER 31,         DECEMBER 31,
                                                                                 1997                 1996
                                                                                 ----                 ----
Sistemas de Reception de Satellite Galactica C.A. ("Galactica")                  ---                $513,500

During 1993 and 1994, the Company acquired for total consideration of $1,117,950, a 25.5% interest in Galactica, a telecommunication systems integration and distribution company. In March 1997, the Company sold its investment in Galactica to the majority shareholder for an aggregate consideration of $1,027,000, consisting of $513,500 cash at closing and a $513,500 Contingent Promissory Note (the "Note"). The payment of the Note is contingent on the future earnings of Galactica. While management currently believes that the Note will be fully paid, the contingencies that require payments on the Note are undeterminable and not controllable by the Company. Therefore, the Company fully reserved for the Note and an amount of $513,500 was included in the results of operations for the seven months ended December 31, 1996.


NOTE 7:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                               DECEMBER 31,      DECEMBER 31,
                                                                  1997             1996
                                                                  ----             ----
10% convertible debentures, due February 28, 1999              $3,000,000        $     --

10% convertible debentures, due June 11, 1998                     200,000           350,000

10% convertible debentures, due May 29, 1998                       40,000           275,000

10% convertible debentures, due October 18, 1998                     --           2,000,000

10% convertible debentures, due September 30, 1998                   --             400,000

9.5% convertible debentures, due March 19, 1998                      --              49,999

12% promissory note payable, due December 31, 1996                   --             230,000

7% promissory note payable, due December 31, 1996                    --              99,401

Revolving credit facility, prime + 11/2%, due on demand              --           1,138,933

Revolving credit facility, prime + 3%                           2,629,308              --

Term note payable, prime + 3%, due January 1, 2001                568,000              --
                                                               ----------        ----------
                                                                6,437,308         4,543,333
Less current portion                                            3,042,883         1,468,334
                                                               ----------        ----------
                                                               $3,394,425        $3,074,999
                                                               ==========        ==========

Scheduled maturities of notes payable and convertible debentures are as follows:

YEAR ENDING DECEMBER 31,

1998                                            $3,042,883
1999                                             3,189,324
2000                                               189,324
2001                                                15,777
                                                ----------
                                                $6,437,308
                                                ==========

On February 28, 1997, the Company issued $3,000,000 of 10% convertible debentures due February 28, 1999 which are convertible at the option of the holders into common stock of the Company at 10% of the average closing bid price of the Company's common stock prior to conversion provided, however the conversion price shall not be greater than $6.00 per share nor less than $3.00 per share. The debentures are fully eligible for conversion after February 28, 1998.

On June 11, 1996, the Company issued $1,500,000 of 10% convertible debentures due June 11, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $5.34 per share or a range of 79% to 85% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after October 9, 1996. During the year ended December 31, 1997, principal and accrued interest in an amount of $162,425 were converted into 79,006 shares of common stock. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $1,183,932 were converted into 385,617 shares of common stock.

On May 29, 1996, the Company issued $475,000 of 10% convertible debentures due May 29, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $6.00 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after September 2, 1996. During the year ended December 31, 1997, principal and accrued interest in an amount of $259,912 were converted into 142,674 shares of common stock. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $207,908 were converted into 78,272 shares of common stock.

On October 18, 1996, the Company issued $2,000,000 of 10% convertible debentures due October 18, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.50 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after February 20, 1997. During the year ended December 31, 1997, principal and accrued interest in an amount of $ 2,070,556 were converted into 800,507 shares of common stock.

On September 30, 1996, the Company issued $400,000 of 10% convertible debentures due September 30, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $4.80 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after February 2, 1997. During the year ended December 31, 1997, principal and accrued interest in an amount of $413,895 were converted into 167,523 shares of common stock.

On March 19, 1996, the Company issued $1,800,000 of 9.5% convertible debentures due March 19, 1998 which are convertible at the option of the holders into common stock of the Company at the lesser of $3.125 per share or a range of 79% to 81% of the average closing bid price of the Company's common stock prior to conversion. During the year ended December 31, 1997, principal and accrued interest in an amount of $57,300 were converted into 30,017 shares of common stock. During the seven months ended December 31, 1996, principal and accrued interest in an amount of $960,891 were converted into 325,992 shares of common stock. During the year ended May 31, 1996, principal and accrued interest in an amount of $828,459 were converted into 262,634 shares of common stock.

The 12% promissory note payable was incurred in conjunction with the acquisition of certain assets from Datotek and was due on April 12, 1996. The Company restructured the note payable so that principal, and accrued interest thereon, was due in installments of $100,000 due on April 11, 1996, July 11, 1996 and October 11, 1996, with the remaining $130,000 principal due on December 31, 1996. This note was collateralized by all the assets acquired in the Datotek acquisition. The Company paid this note in full on July 1, 1997.

The 7% promissory note payable was incurred in conjunction with the acquisition of XLCC. This note was collateralized by certain accounts receivable of XLCC. Principal payments, with accrued interest thereon, were due in the amount of $75,000 each month from July 21, 1996 to October 21, 1996, with the remaining principal balance of $335,165 due on

December 31, 1996. This note was restructured and the final payment of $99,401 was paid on January 31, 1997.

The Company obtained a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $2,629,308 was outstanding at December 31, 1997. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001.

Subsequent to December 31, 1997, convertible debentures and accrued interest thereon in an amount of $278,625 were converted into 236,380 shares of common stock.

NOTE 8:  COMMITMENTS

LEASE COMMITMENTS

The Company leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments including imputed interest from 7.86% to 13.33% through December 31, 2003. The Company occupies office space at various locations under non-cancellable operating leases. Certain leases contain escalation clauses and require the Company to pay its share of any increase in operation expenses and real estate tax. Future minimum lease payments under the Company's capital and non-cancellable operating leases are as follows:


                                                                CAPITAL                    OPERATING
YEAR ENDING DECEMBER 31,                                         LEASES                      LEASES
                                                                 ------                      ------

1998                                                            $34,991                   $  475,544
1999                                                             19,133                      404,914
2000                                                             19,133                      388,414
2001                                                             19,133                      148,045
2002                                                              4,867                          ---
2003                                                              1,333                          ---
                                                                -------                   ----------
                                                                 98,590                   $1,416,917
                                                                (14,828)                  ==========
Less:  amount representing interest on capital leases           $83,762
Present value of future minimum capital lease payments          =======


Long-term interest on capital leases amounted to $9,307, $4,271 and $6,315 for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31,1996, respectively. Total rental expense under the various operating leases amounted to $623,010, $309,982 and $224,376 for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, respectively.

NOTE 9:  CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

COMMON STOCK

The issued common stock of the Company consisted of 9,816,877 and 8,050,401 shares as of December 31, 1997 and December 31, 1996, respectively. In October 1995, the Company effected a 1 for 5 reverse stock split. All per share information has been adjusted to reflect the stock split. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was antidilutive.

During the twelve months ended December 31, 1997, convertible debentures and accrued interest thereon were converted into 1,219,727 shares of common stock. Subsequent to December 31, 1997, convertible debentures and accrued interest thereon were converted into 236,380 shares of common stock. If these conversions had occurred on January 1, 1997, the reported net loss per common share for the twelve months ended December 31, 1997 would have decreased $(.02) to $(.57) per share.

PREFERRED STOCK

In March 1996, the Company issued 30,000 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock had a Conversion Value, as defined, of $100 per share. The holder of each share of Series A Preferred Stock was entitled to receive dividends at a rate of 8% of the Conversion Value per annum, such dividends to be cumulative from the date of issuance. The holder of the Series A Preferred Stock had no voting rights with respect to any vote of the common stockholders of the Company. The Company may redeem any or all shares of Series A Preferred Stock at a redemption price per share equal to the Conversion Value. The holder of any shares of Series A Preferred Stock had the right to convert all or part into common stock of the Company at $3.75 per share of common stock. As of September 30, 1996, the holder of the 30,000 shares of Series A Preferred Stock had converted all shares to common stock pursuant to the conversion terms.

NOTE 10:  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has historically granted non-qualified stock options to directors, officers, employees and other parties which generally become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted.

In November 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") under which a maximum aggregate of 1,000,000 shares were reserved for grant to all eligible employees of the Company. The stock options granted under the 1997 Plan are exercisable at the fair market value of the common stock on the date of grant with 25% vesting on each of the four successive anniversary dates from the date of grant. The stock options have a term of ten years. In the year ended December 31, 1997, a total of 240,000 stock options under the 1997 Plan were granted and 760,000 stock options were available.

The following table summarizes the activity in common shares subject to options for the relevant periods ended December 31, 1997:

                                                  SHARES            OPTION PRICE RANGE
                                                  ------            ------------------
BALANCE, MAY 31, 1995                             447,367             $4.05 - $14.58

     Granted                                      980,000             $3.00 - $6.00
     Exercised                                        ---                   ---
     Terminated                                 (113, 367)            $5.87 - $14.58
                                                ---------

BALANCE, MAY 31, 1996                           1,314,000             $3.00 - $10.95

     Granted                                      597,500             $3.50 - $4.00
     Exercised                                   (100,000)                 $3.00
     Terminated                                  (410,000)            $5.00 - $10.00
                                                ---------

BALANCE, DECEMBER 31, 1996                      1,401,500             $3.00 - $10.95

     Granted                                    1,395,000             $2.00 - $3.31
     Exercised                                        ---                  ---
     Terminated                                 (344,000)             $3.50 - $10.95
                                                ---------

BALANCE, DECEMBER 31, 1997                      2,452,500             $2.00 - $8.10
                                                =========

The number and exercise price of all options outstanding have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995. Options were exercisable with respect to 1,532,500 shares at December 31, 1997. Subsequent to December 31, 1997, a total of 70,000 options to purchase common shares with an exercise price of $2.38 and an expiration date of March 2, 2001 were granted.

The Company adopted Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("FAS 123") as of June 1, 1995. The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its stock option and warrant incentive plans using the intrinsic value based method of accounting and to provide the required pro forma information for stock options and warrants granted after June 1, 1995. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire stock. Had compensation expense for the Company's stock options and warrants granted after June 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                                  YEAR ENDED       SEVEN MONTHS ENDED      YEAR ENDED
                              DECEMBER 31, 1997    DECEMBER 31, 1996      MAY 31, 1996
                              -----------------    -----------------      ------------
Net loss                        $ (5,422,652)        $ (6,491,603)        $ (9,444,651)
Compensation expense              (1,130,679)          (1,113,273)          (1,360,318)
                                ------------         ------------         ------------
Pro forma net loss              $ (6,553,331)        $ (7,604,876)        $(10,804,969)
                                ============         ============         ============

Pro forma loss per share        $      (0.71)        $      (1.08)        $      (2.70)
                                ============         ============         ============


The effects on pro forma net loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and warrants and the potential for issuance of additional stock options and warrants in future years.

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0%; an expected volatility of .787; a risk free interest rate within a range of 5.84% to 6.38%; and an expected life of half the period from grant to expiration.

The weighted average fair values and exercise prices are as follows:

                                                            YEAR ENDED            SEVEN MONTHS ENDED         YEAR ENDED
                                                         DECEMBER 31, 1997        DECEMBER 31, 1996          MAY 31, 1996
                                                         -----------------        -----------------          ------------
Weighted-average fair value per option granted                $1.53                     $2.02                    $2.09

Weighted-average exercise price per option granted            $2.34                     $3.51                    $3.88


COMMON SHARE PURCHASE WARRANTS

The Company has granted common share purchase warrants to directors, officers and other parties which become exercisable immediately and have expiration terms ranging from one year to five years. The warrants are generally granted at an exercise price that equals fair market value of the common stock at the date each warrant is granted. However, certain warrants are granted with an exercise price in excess of the fair market value of the common stock at the date each warrant is granted. At December 31, 1997, the following warrants to purchase the Company's common stock were outstanding:

                             EXERCISE       EXPIRATION
              SHARES           PRICE           DATE
              ------           -----           ----
                  75,000      $ 4.63       December 4, 1998
                 500,000      $ 3.75       March 20, 1999
                 100,000      $ 3.65       May 16, 1999
                 281,100      $ 8.00       June 11, 1999
                   5,000      $ 4.75       November 30, 2000
                  75,000      $ 3.38       February 28, 1999
               ---------
               1,036,100
               =========

The number and exercise price of all common share purchase warrants have been retroactively adjusted to recognize the effects of the 1 for 5 reverse stock split which was approved by stockholders in October 1995. Subsequent to December 31, 1997, a total of 70,000 warrants to purchase common shares with an exercise price of $2.50 and an expiration date of February 26, 2000 were granted.

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:

                                                                                      SEVEN MONTHS
                                                                   YEAR ENDED             ENDED           YEAR ENDED
                                                                  DECEMBER 31,         DECEMBER 31,         MAY 31,
                                                                      1997                1996               1996
                                                                      ----                ----               ----
Cash flow effects of changes in operating assets and
liabilities, net of acquisitions:
      Accounts receivable                                         $(3,007,716)        $  (202,709)        $  (395,301)
      Purchases of marketable securities                             (267,991)               --                  --
      Proceeds on sale of marketable securities                       306,816                --                  --
      Inventories                                                     245,341          (1,686,255)            402,985
      Prepaid expenses                                                (19,244)            (15,334)             27,651
      Accounts payable - trade                                      1,514,729             125,724             500,081
      Accrued liabilities                                              42,262             272,844             (31,892)
      Due to affiliate                                                158,282             100,192              60,129
      Dividends payable on preferred stock                            (86,667)               --                46,000
                                                                  -----------         -----------         -----------
                                                                  $(1,114,188)        $(1,405,538)        $   609,653
                                                                  ===========         ===========         ===========

Non-cash investing and financing activities:
   Conversion of convertible debentures to common stock           $ 2,742,753         $ 3,911,880         $ 4,814,655
   Conversion of preferred stock to common stock                         --             1,500,000           1,500,000
   Conversion of notes receivable to long-term investments               --                  --               120,063
   Capital lease obligations incurred                                    --                84,482                --
   Acquisition earn-out                                             1,264,776             380,656                --

Details of acquisitions:
   Fair value of assets acquired                                         --           $ 2,182,527         $ 7,513,966
   Liabilities assumed                                                   --              (147,160)         (1,728,801)
   Stock issued                                                          --                  --            (3,000,000)
   Note payable to seller                                                --                  --              (635,165)
   Deferred credit                                                       --            (1,035,367)               --
                                                                  -----------         -----------         -----------
   Cash paid for acquisition                                      $      --           $ 1,000,000         $ 2,150,000
                                                                  ===========         ===========         ===========

Cash paid during the period:
   Interest paid                                                  $   370,691         $    82,643         $    32,128
   Income taxes paid                                                     --                  --                  --

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

                                                      DECEMBER 31,        DECEMBER 31,             MAY 31,
                                                         1997                 1996                  1996
                                                         ----                 ----                  ----
Deferred tax liabilities
   Inventory adjustment                               $       --           $       --           $    103,338
   Bad debt expense                                           --                   --                  5,136
                                                      ------------         ------------         ------------
Total deferred tax liabilities                                --                   --                108,474
                                                      ------------         ------------         ------------

Deferred tax assets
   Book over tax depreciation and amortization             303,813              286,523               11,794
   Inventory capitalization and reserves                   620,765              751,066              771,430
   Net operating loss carryforward                      12,954,863           10,546,180            7,702,742
   Investment reserves                                        --                206,966                 --
   Other                                                    85,383               80,223                9,066
                                                      ------------         ------------         ------------
Total deferred tax assets                               13,964,824           11,870,958            8,701,901
Valuation allowance for deferred tax assets            (13,964,824)         (11,870,958)          (8,593,427)
                                                      ------------         ------------         ------------
Net deferred tax asset                                        --                   --                108,474
                                                      ------------         ------------         ------------

Net deferred tax                                      $       --           $       --           $       --
                                                      ============         ============         ============


There was no provision for income taxes in the year ended December 31, 1997, seven months ended December 31, 1996 and the year ended May 31, 1996 as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at December 31 and May 31 is as follows:

                                                                         DECEMBER 31,          DECEMBER 31,           MAY 31,
                                                                             1997                  1996                1996
                                                                             ----                  ----                ----
US federal statutory benefit rate                                           (35.0)%              (35.0)%              (35.0)%
Tax net operating loss carryovers                                            39.0                 39.0                 39.0
US state tax benefit, net of federal income tax effect                       (4.0)                (4.0)                (4.0)
                                                                            -------              ------               ------
Effective rate on operating loss                                              ---                  ---                  ---
                                                                            =======              ======               ======


The Company has US net operating loss carryfowards available at December 31, 1997 of approximately $33,200,000 for US tax purposes to offset income in future years. These carryfowards will expire in the years 2000 through 2012, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. The Company has Canadian net operating loss carryforwards available at December 31, 1997 of approximately $621,000; these carryforwards will expire in the years 2003 and 2004 if not used.

In addition, the Company has future deductible research and development costs for Canadian federal tax purposes of $480,000. These costs have an indefinite carryover period.

NOTE 13:  RELATED PARTY TRANSACTIONS

Pursuant to the terms of the acquisition of XLCC in March 1996, XLCC leases a manufacturing facility from an affiliate of XL Vision, Inc., the seller who is a current stockholder of the Company. Additionally, XLCC and XL Vision, Inc. provide certain administrative and manufacturing services to each other with services charged on a reasonable basis. During the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, XLCC incurred $900,085, $674,407 and $302,244, respectively, of rental expense and administrative services due to XL Vision, Inc. XL Vision, Inc. incurred $77,015, $277,219 and $111,532, respectively, of rental expenses and administrative services due to XLCC. The balance due to XL Vision, Inc. is $318,603 at December 31, 1997.

In April 1997, the Company loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of the Company's common stock in a private transaction. The loans are secured by the common stock, bear interest at 5.9% and are due April 30, 2000. At December 31, 1997, amounts outstanding under these loans total $172,354 in principal and $6,831 in accrued interest receivable.

The Company retained the consulting services of Corstone Corporation which previously employed the current Chief Executive Officer and Chief Financial Officer. The current Chief Executive Office and Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation. These consulting services included financial, legal and administrative services. The consulting services had been provided to the Company during the twelve months ended December 31, 1997, the seven month period ended December 31, 1996 and the year ended May 31, 1996 both prior to and after the appointment of the current Chief Executive Officer on May 15, 1996. Consulting fees paid to this entity were $26,750, $150,000, and $329,000 during the twelve months ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, respectively. Additionally, a finder's fee of $150,000 was paid to this consulting firm in conjunction with the acquisition of XLCC in the year ended May 31, 1996.

The Company paid management and consulting fees to entities affiliated with certain officers and directors in an amount $527,373 for the fiscal year ended May 31, 1996.


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

In the following tables, financial information is presented by industry segment and geographic region.


INDUSTRY SEGMENT DATA                             DECEMBER 31,         DECEMBER 31,          MAY 31,
                                                     1997                 1996                1996
                                                     ----                 ----                ----
Sales
         Communications security products        $  1,826,715         $    883,471         $  1,588,742
         Computer equipment                        13,851,952            7,705,374            3,396,294
                                                 ------------         ------------         ------------
                                                 $ 15,678,667         $  8,588,845         $  4,985,036
                                                 ============         ============         ============

Loss from Operations
         Communications security products        $   (269,142)        $ (1,830,906)        $ (5,205,988)
         Computer equipment                        (2,805,146)          (1,655,341)            (222,125)
         Corporate                                 (1,517,385)          (1,560,723)          (2,164,366)
                                                 ------------         ------------         ------------
                                                 $ (4,591,673)        $ (5,046,970)        $ (7,592,479)
                                                 ============         ============         ============

Identifiable Assets
         Communications security products        $    819,104         $    756,004         $  1,334,272
         Computer equipment                        12,349,194           11,306,491            7,093,937
         Corporate                                  2,782,978            1,013,487            2,699,354
         Non-consolidated investments                    --                513,500            1,194,302
                                                 ------------         ------------         ------------
                                                 $ 15,951,286         $ 13,589,482         $ 12,321,865
                                                 ============         ============         ============

Depreciation and Amortization
         Communications security products        $     37,683         $    210,991         $  1,042,187
         Computer equipment                           844,151              227,547               91,266
         Corporate                                    169,164               96,624               94,842
                                                 ------------         ------------         ------------
                                                 $  1,050,998         $    535,162         $  1,228,295
                                                 ============         ============         ============
Capital Expenditures
         Communications security products        $      7,326         $     34,484         $    123,137
         Computer equipment                           420,126              157,655               10,524
         Corporate                                     45,997                  286                2,246
                                                 ------------         ------------         ------------
                                                 $    473,449         $    192,425         $    135,907
                                                 ============         ============         ============



GEOGRAPHIC REGION DATA                           DECEMBER 31,         DECEMBER 31,              MAY 31,
                                                     1997                 1996                 1996
                                                     ----                 ----                 ----

Sales
         United States                           $ 12,583,557         $  7,877,913         $  4,985,036
         Canada                                     3,095,110              710,932                 --
                                                 ------------         ------------         ------------
                                                 $ 15,678,667         $  8,588,845         $  4,985,036
                                                 ============         ============         ============

Loss from Operations
         United States                           $ (3,999,957)        $ (4,496,970)        $ (7,592,479)
         Canada                                      (591,716)            (550,000)                --
                                                 ------------         ------------         ------------
                                                 $ (4,591,673)        $ (5,046,970)        $ (7,592,479)
                                                 ============         ============         ============

Identifiable Assets
         United States                           $  9,933,593         $  9,206,469         $ 11,127,563
         Canada                                     6,017,683            3,869,513                 --
         South America                                   --                513,500            1,194,302
                                                 ------------         ------------         ------------
                                                 $ 15,951,276         $ 13,589,482         $ 12,321,865
                                                 ============         ============         ============


Included in United States sales are export sales of $3,986,814, $3,708,531 and $2,326,063 for the twelve months ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, respectively.

NOTE 15:  MAJOR CUSTOMERS

The Company operates in two major lines of business, the developing and marketing of communications security products and the manufacturing and marketing of computer equipment. Sales to major customers in the computer equipment segment comprise of 9% and 9%, respectively of consolidated sales for the twelve months ended December 31, 1997. Sales to two major customers in the computer equipment segment comprise 30% and 25%, respectively, of consolidated sales for the seven months ended December 31, 1996. Sales to three major customers in the computer equipment segment comprise 25%, 20% and 9%, respectively, of consolidated sales for the year ended May 31, 1996.

NOTE 16:  CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally trade receivables. Concentration of credit risk with respect to trade receivables exists at year end as approximately $2.4 million or 46% of the outstanding accounts receivable related to four customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

NOTE 17:  EMPLOYEE 401(K) PLAN

The Company maintains an employee 401(k) plan. The plan, which covers all permanent U.S. employees 21 years of age or older, stipulates that participating employees may elect to contribute up to 20% of their total compensation to the plan, not to exceed the maximum amount allowable by Internal Revenue Service regulations. The Company matches these contributions in an amount up to 3% of the employee's salary. Participants contributions vest immediately and Company contributions vest over a six year period. Company contributions to the plan charged to operations for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996 totalled $77,030, $55,784 and $38,721, respectively.

NOTE 18:  SUPPLEMENTAL INFORMATION OF RESULTS OF OPERATIONS

In conjunction with the change in fiscal year end from May 31 to December 31, as follows is supplemental unaudited information of the results of operations for the year ended November 30, 1996, a period in the previous fiscal year that best approximates the current fiscal year period:

                                                YEAR ENDED
                                                NOVEMBER 30,
                                                    1996
                                                    ----
                                          (Unaudited and Restated)
Sales                                            $11,816,319
Gross profit                                       3,202,748
Loss from operations                             (7,670,204)
Net loss                                        (10,042,290)
Loss per share                                       ($1.78)



NOTE 19:  SUBSEQUENT EVENTS

In February 1998, the Company issued $1,000,000 of Series B Convertible Redeemable Preferred stock ("Series B Preferred"). The Series B Preferred has no voting rights and will pay a cumulative dividend of 10% per annum. After May 27, 1998 up to 25% of the Series B Preferred is convertible into common stock of the Company at the lesser of $2.38 per common share or the average closing bid of the Company's common for the five trading days preceding the conversion with up to a further 25% convertible every thirty days thereafter. The Series B Preferred is redeemable at the option of the Company at an amount equal to the conversion value. Net proceeds to the Company were $900,000, after commission.