Form 10QSB
period 1998-03-31
CYCOMM INTERNATIONAL INC
filed 1998-05-05
CIK 869979

                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                          FORM 10-QSB

(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

For the quarterly period ended March 31, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  x   No
         ----     -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 30, 1998, the Registrant had 10,053,257 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes         No  X
                                                     ------     ------

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets........................      3

            Condensed Consolidated Statements of Operations.............       4

            Condensed Consolidated Statements of Cash Flows.............       5

            Condensed Consolidated Statement of Stockholders' Equity ....      6

            Notes to Condensed Consolidated Financial Statements........       7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION...........................................       9

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS...........................................      11

ITEM 2.     CHANGES IN SECURITIES.......................................      11

ITEM 3.     DEFAULT UPON SENIOR SECURITIES..............................      11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      11

ITEM 5.     OTHER INFORMATION...........................................      11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................      11

SIGNATURES  ............................................................      12

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                  MARCH 31,                     DECEMBER 31,
                                                                    1998                            1997
                                                                ------------                    ------------
ASSETS                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                        $760,071                        $617,636
   Accounts receivable, net                                        5,462,450                       5,171,402
   Inventories                                                     5,618,533                       5,374,511
   Prepaid expenses                                                   96,529                          96,029
                                                                ------------                    ------------
      Total current assets                                        11,937,583                      11,259,578
                                                                ------------                    ------------
Fixed assets, net                                                  1,561,912                       1,582,475

Goodwill, net                                                      2,435,445                       2,534,733

Other assets:
   Notes receivable                                                  185,694                         183,185
   Deferred financing costs, net                                     137,219                         179,460
   Other                                                             197,571                         211,845
                                                                ------------                    ------------
                                                                     520,484                         574,490
                                                                ------------                    ------------
                                                                 $16,455,424                     $15,951,276
                                                                ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                        $3,719,042                      $3,386,543
   Accrued liabilities                                             1,576,835                       1,481,427
   Due to affiliate                                                  364,437                         318,603
   Dividends payable on preferred stock                                8,333                             ---
   Current portion of capital lease obligations                       26,040                          29,468
   Revolving credit facility                                       2,856,802                       2,629,308
   Current portion of notes payable and convertible debentures     3,189,324                         413,575
                                                                ------------                    ------------
      Total current liabilities                                   11,740,813                       8,258,924
                                                                ------------                    ------------

Capital lease obligations, less current portion                       50,711                          54,294
Notes payable and convertible debentures, less current portion       347,094                       3,394,425

Stockholders' equity:
Series B Preferred Stock, 20 shares issued and outstanding at
   March 31, 1998                                                    900,000                             ---
Common Stock, no par value, unlimited authorized shares,
   10,053,257 and 9,816,877 shares issued and outstanding
   at March 31, 1998 and December 31, 1997                        47,765,581                      47,491,611
Accumulated deficit                                              (44,348,775)                    (43,247,978)
                                                                ------------                    ------------
      Total stockholders' equity                                   4,316,806                       4,243,633
                                                                ------------                    ------------
                                                                 $16,455,424                     $15,951,276
                                                                ============                    ============

     See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                MARCH 31,          MARCH 31,
                                                 1998                1997
                                               -----------        -----------


Sales                                           $5,275,569         $3,624,707
Cost of sales                                    3,705,595          2,515,425
                                               -----------        -----------
Gross profit                                     1,569,974          1,109,282
                                               -----------        -----------
Expenses
 Selling, general and administrative             1,797,712          1,528,465
 Research and product development                  371,914            227,454
 Depreciation and amortization                     318,854            190,823
                                               -----------        -----------
                                                 2,488,480          1,946,742
                                               -----------        -----------

LOSS FROM OPERATIONS                              (918,506)          (837,460)

OTHER INCOME (EXPENSE)

 Interest income                                    13,249             11,817
 Interest expense                                 (188,715)          (326,672)
 Other income                                        1,508                ---
                                               -----------        -----------
                                                  (173,958)          (314,855)
                                               -----------        -----------
NET LOSS                                       ($1,092,464)       ($1,152,315)
                                               ===========        ===========

NET LOSS PER SHARE                                  ($0.11)            ($0.14)
                                               ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                   9,987,588          8,438,141
                                               ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                 MARCH 31,                    MARCH 31,
                                                                   1998                         1997
                                                               -----------                   -----------

OPERATING ACTIVITIES
 Net loss                                                      ($1,092,464)                  ($1,152,315)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                 318,854                       190,823
     Non-cash expenses                                              13,889                       217,145
     Research and product development                                3,901                        32,023
 Change in operating assets and liabilities                        (98,111)                     (418,250)
                                                               -----------                   -----------
 Cash used in operating activities                                (853,931)                   (1,130,574)
                                                               -----------                   -----------

INVESTING ACTIVITIES

 Acquisition of fixed assets                                       (95,979)                      (99,943)
 Proceeds on disposal of fixed assets                                  ---                         1,550
 Increase in long-term investment                                      ---                      (205,000)
 Decrease in long-term investment                                      ---                       513,500
 Increase in notes receivable                                       50,000                           ---
 Decrease in notes receivable                                      (50,000)                       41,521
 Other                                                               3,443                       (35,556)
                                                               -----------                   -----------
 Cash provided by (used in) investing activities                   (92,536)                      216,072
                                                               -----------                   -----------

FINANCING ACTIVITIES

 Issuance of preferred stock                                       900,000                           ---
 Borrowings under revolving credit facility                        227,494                       213,248
 Repayment of notes payable                                        (31,582)                      (99,401)
 Borrowings under convertible debentures                               ---                     3,000,000
 Deferred financing costs on convertible debentures                    ---                      (300,000)
 Repayment of obligations under capital leases                      (7,010)                      (22,656)
                                                               -----------                   -----------
 Cash provided by financing activities                           1,088,902                     2,791,191
                                                               -----------                   -----------
 Increase in cash and cash equivalents during the period           142,435                     1,876,689
 Cash and cash equivalents, beginning of period                    617,636                     1,220,544
                                                               -----------                   -----------
 Cash and cash equivalents, end of period                        $ 760,071                    $3,097,233
                                                               ===========                   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $173,626                    $   31,308
   Income taxes paid                                              $    ---                    $     ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures to common stock           $273,970                    $2,347,051



     See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)


                                      PREFERRED        PREFERRED              COMMON             COMMON          ACCUMULATED
                                       SHARES            STOCK                SHARES             STOCK             DEFICIT
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, DECEMBER 31,1996                    ---                ---          8,050,401        $42,970,749       $(37,825,326)

Net loss                                                                                                          (5,422,652)
Issuance of common stock:
   Conversion of debentures                                                  1,219,727          2,742,753
   Private placement                                                           120,000            180,000
   Acquisition earn-out                                                        426,749          1,264,776
Beneficial conversion feature of
   convertible debt                                                                               333,333
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, DECEMBER 31, 1997                   ---                ---          9,816,877         47,491,611        (43,247,978)


Net loss                                                                                                          (1,092,464)
Issuance of common stock:
   Conversion of debentures                                                    236,380            273,970
Issuance of preferred stock:
   Private placement                          20           $900,000
Dividends payable - preferred
   stock                                                                                                              (8,333)
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, MARCH 31, 1998                       20           $900,000         10,053,257        $47,765,581       ($44,348,775)
                                    ============       ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of March 31, 1998 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2 - INVENTORIES

The following is a summary of inventories at March 31, 1998 and December 31, 1997:

                                                            MARCH 31,       DECEMBER 31,
                                                             1998              1997
                                                           ----------       ----------
Raw materials                                              $2,632,842       $1,988,897
Work in process and sub-assemblies                          2,795,596        2,591,442
Finished goods                                                190,095          794,172
                                                           ----------       ----------
                                                           $5,618,533       $5,374,511
                                                           ==========       ==========

NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company obtained a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $2,856,802 was outstanding at March 31, 1998. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

As of March 31, 1998, the Company has outstanding a total of $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company at 90% of the average closing bid price of the Company's common stock prior to conversion, provided however, that the conversion price shall not be greater than $6.00 per share nor less than $3.00 per share. At March 31, 1998, all of the outstanding convertible debentures are fully eligible for conversion. During the three months ended March 31, 1998, principal and accrued interest in the amount of $278,625 were converted into 236,380 shares of common stock.

NOTE 4 - PREFERRED STOCK

On February 26, 1998, the Company issued 20 shares of Series B Convertible Redeemable Preferred Stock in a private placement. Proceeds from the issuance were $900,000, net of issuance costs of $100,000. Dividends are required to be paid on the preferred shares at a rate of 10% per annum, and can be paid at the option of the Company in either cash or in the Company's common stock.

The preferred shares are convertible at the option of the holder into common stock of the Company pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion.

In the event that the Company's common stock is trading at or below $1.50 at the conversion date, the Company has the right to redeem the preferred shares at a premium of 18% over the conversion price. If the Company does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter.

In conjunction with the issuance of the preferred shares, the Company issued 70,000 warrants to purchase common stock at a purchase price of $2.50 per share. These warrants expire on February 26, 2000.

NOTE 5 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. Under the new standard, companies are required to report basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS disclosures which were previously required. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. For the periods ended March 31, 1998, and March 31, 1997, the effect of the exercise of stock options, warrants and the conversion of debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings
(loss) per share as disclosed in the consolidated statements of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and March 31, 1997

Revenues for the three months ended March 31, 1998 were $5,275,569 which represents an increase of 46% over revenues of $3,624,707 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $3,830,379, as compared to $1,462,312 in the prior period. However, sales of secure computing products were $1,013,117, a decrease of $632,846 from the prior period. These two product lines, which comprise the computer products segment, accounted for 92% of total revenue, as compared to 86% in the prior period. The remaining revenue of $432,074 is related the communications security products segment, and reflects a decrease of $84,358 from the prior period.

Cost of sales for the three months ended March 31, 1998 were $3,705,595 as compared to cost of sales of $2,515,425 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment was $3,454,247, resulting in a gross margin of 29%, as compared to cost of sales of $2,180,410 and gross margin of 30% in the prior period. The gross margin in the communications security products segment was 42% in the current period, as compared to 35% in the prior period.

Operating expenses increased to $2,488,480 for the period ended March 31, 1998 as compared to $1,946,742 in the prior period. Selling, general and administrative expenses increased $215,377 to $1,741,591 for the current period. This change is a result of increases in the size of the PCMobile personnel, and increased facilities costs due to increased production capabilities. Research and development costs increased to $371,914 as compared to $227,454 in the prior period. These costs are related to the final stages of engineering for the PCMobile Pentium computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $318,854 for the three months ended March 31, 1998 as compared to $190,823 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

Interest expense for the three months ended March 31, 1998 was $188,715 as compared to $326,672 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures and credit lines, interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are charges of $13,889 and $217,145 for the three months ended March 31, 1998 and the three months ended March 31, 1997, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

The net loss of $1,092,464, or ($0.11) per share, for the three months ended March 31, 1998 represents a decrease from $1,152,315, or ($0.14) per share for the three months ended March 31, 1997. The decrease in net loss in largely due to the profitable performance of the PCMobile product line, offset by the results of the secure computing product line.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 1998, the Company had cash and cash equivalents of $760,071.

In the three months ended March 31, 1998, cash used in operations amounted to $853,931. Cash used in investing activities during the three months ended March 31, 1998 totaled $92,536. Cash provided by financing activities was $1,088,902 for the three months ended March 31, 1998. Included in the cash provided by financing activities is the private placement of Series B Convertible Redeemable Preferred Stock, for net proceeds of $900,000. The Company increased the amounts drawn on its bank credit lines in an amount of $227,494 during the three months ended March 31, 1998.

The Company's net working capital decreased to $196,771 at March 31, 1998, from $3,000,654 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures being reclassified from long term to current obligations of the Company.

The Company anticipates that its computer products segment will be able to fund operations from working capital, secured lines of credit and funding from the parent company. The operations of the communications products segment have improved through the results of certain restructurings; accordingly, this business segment will require only minimal financing through funding from the parent company. As compared to prior periods, the Company has shown revenue growth while narrowing losses. The Company anticipates continued improvement to achieve profitability in the near term. The Company believes that it has the capital resources available through additional debt and equity financings to develop and market its products and to make acquisitions. The Company believes that it will be able to meet its obligations over the near term. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

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

                                                       CYCOMM INTERNATIONAL INC.




Date: May 1, 1998                                      /s/  Albert I. Hawk
                                                       ------------------------
                                                       Albert I. Hawk
                                                       President and
                                                       Chief Executive Officer

Date: May 1, 1998                                      /s/ Michael R. Skoff
                                                       ------------------------
                                                       Michael R. Skoff
                                                       Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CYCOMM INTERNATIONAL INC.

Date ____________, 1998
                                              --------------------------------
                                              Albert I. Hawk
                                              President and
                                              Chief Executive Officer

Date: ____________, 1998
                                              --------------------------------
                                              Michael R. Skoff
                                              Chief Financial Officer