Form 10QSB
period 1998-06-30
CYCOMM INTERNATIONAL INC
filed 1998-08-13
CIK 869979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------
(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
----- Act of 1934

For the quarterly period ended June 30, 1998

      Transition report under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934

For the period from                to
                    --------------    --------------

Commission file number:     1-11686


                            CYCOMM INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)

                        Wyoming                                            54-1779046
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
Yes     No
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 1, 1998, the Registrant had 11,170,735 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          -----      ----

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets.......................   3

            Condensed Consolidated Statements of Operations.............   4

            Condensed Consolidated Statements of Cash Flows.............   5

            Condensed Consolidated Statement of Stockholders' Equity....   6

            Notes to Condensed Consolidated Financial Statements........   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION...........................................   9

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS...........................................   12

ITEM 2.     CHANGES IN SECURITIES.......................................   12

ITEM 3.     DEFAULT UPON SENIOR SECURITIES..............................   12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12

ITEM 5.     OTHER INFORMATION...........................................   12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................   13

SIGNATURES  ............................................................   14

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                    JUNE 30,          DECEMBER 31,
                                                                      1998                1997
                                                                  -----------         -----------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $847,077            $617,636
   Accounts receivable, net                                         6,055,011           5,171,402
   Inventories                                                      4,830,545           5,374,511
   Prepaid expenses                                                   106,153              96,029
                                                                  -----------         -----------
      Total current assets                                         11,838,786          11,259,578
                                                                  -----------         -----------

Fixed assets, net                                                   1,513,638           1,582,475

Goodwill, net                                                       2,345,200           2,534,733

Other assets:
   Notes receivable                                                   141,552             183,185
   Deferred financing costs, net                                      129,817             179,460
   Other                                                              392,870             211,845
                                                                  -----------         -----------
                                                                      664,239             574,490
                                                                  -----------         -----------
                                                                  $16,361,863         $15,951,276
                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                         $2,832,630          $3,386,543
   Accrued liabilities                                              1,556,905           1,481,427
   Due to affiliate                                                   423,352             318,603
   Dividends payable on preferred stock                                25,000                 ---
   Current portion of capital lease obligations                        22,074              29,468
   Revolving credit facility                                        3,123,921           2,629,308
   Current portion of notes payable and convertible debentures      3,189,324             413,575
                                                                  -----------         -----------
      Total current liabilities                                    11,173,206           8,258,924
                                                                  -----------         -----------

Capital lease obligations, less current portion                        47,051              54,294
Notes payable and convertible debentures, less current portion        299,763           3,394,425

Stockholders' equity:
Series B Preferred Stock, 15 shares issued and outstanding at
   June 30, 1998                                                      650,000                 ---
Common Stock, no par value, unlimited authorized shares,
  11,061,522 and 9,816,877 shares issued and outstanding
  at June 30, 1998 and December 31, 1997                           49,643,252          47,491,611
Accumulated deficit                                               (45,451,409)        (43,247,978)
                                                                  -----------         -----------
      Total stockholders' equity                                    4,841,843           4,243,633
                                                                  -----------         -----------
                                                                  $16,361,863         $15,951,276
                                                                  ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          --------------------------------        --------------------------------
                                                            JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                              1998                1997                1998                1997
                                                          ------------        ------------        ------------        ------------
Sales                                                     $  6,078,675        $  3,408,977        $ 11,354,244        $  7,033,684
Cost of sales                                                4,724,603           2,437,669           8,430,199           4,953,094
                                                          ------------        ------------        ------------        ------------
Gross profit                                                 1,354,072             971,308           2,924,045           2,080,590
                                                          ------------        ------------        ------------        ------------

Expenses
   Selling, general and administrative                       1,608,986           1,761,857           3,406,697           3,290,322
   Research and product development                            308,980             320,846             680,894             548,300
   Depreciation and amortization                               331,051             179,180             649,905             370,003
                                                          ------------        ------------        ------------        ------------
                                                             2,249,017           2,261,883           4,737,496           4,208,625
                                                          ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                          (894,945)         (1,290,575)         (1,813,451)         (2,128,035)

OTHER INCOME (EXPENSE)

   Interest income                                              18,032              24,086              31,281              35,903
   Interest expense                                           (201,384)           (256,450)           (390,099)           (583,122)
   Unrealized holding gain on marketable securities                ---              32,155                 ---              32,155

   Other income                                                    ---                 ---               1,508                 ---
                                                          ------------        ------------        ------------        ------------
                                                              (183,352)           (200,209)           (357,310)           (515,064)
                                                          ------------        ------------        ------------        ------------

NET LOSS                                                  $ (1,078,297)       $ (1,490,784)       $ (2,170,761)       $ (2,643,099)
                                                          ============        ============        ============        ============

LOSS PER SHARE

   Net loss per share                                     $      (0.10)       $      (0.16)       $      (0.21)       $      (0.30)
                                                          ============        ============        ============        ============

  Weighted average number of common shares
    outstanding                                             10,358,742           9,274,994          10,174,191           8,858,879
                                                          ============        ============        ============        ============




     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                    JUNE 30,           JUNE 30,
                                                                      1998               1997
                                                                  -----------        -----------
OPERATING ACTIVITIES
   Net loss                                                       $(2,170,761)       $(2,643,099)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                              649,905            370,003
           Unrealized holding gain on marketable securities               ---            (32,155)
           Write-down of investments                                   50,000                ---
           Non-cash expenses                                           13,889            400,479
           Research and product development                             6,502             35,924
   Change in operating assets and liabilities                        (844,235)          (713,107)
                                                                  -----------        -----------
   Cash used in operating activities                               (2,294,700)        (2,581,955)
                                                                  -----------        -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets                                       (137,895)          (206,918)
   Proceeds on disposal of fixed assets                                   ---             35,590
   Increase in long-term investment                                       ---           (205,000)
   Decrease in long-term investment                                       ---            513,500
   Increase in notes receivable                                       (50,000)          (184,000)
   Decrease in notes receivable                                        46,249             41,521
   Other                                                             (225,276)          (125,904)
                                                                  -----------        -----------
   Cash used in investing activities                                 (366,922)          (131,211)
                                                                  -----------        -----------

FINANCING ACTIVITIES
   Issuance of common stock                                         1,620,000                ---
   Issuance of preferred stock                                        900,000                ---
   Borrowings under revolving credit facility                         494,613            552,755
   Repayment of notes payable and convertible debentures              (78,913)           (99,401)
   Borrowings under convertible debentures                                ---          3,000,000
   Deferred financing costs on convertible debentures                 (30,000)          (300,000)
   Repayment - capital leases                                         (14,637)           (53,518)
                                                                  -----------        -----------
   Cash provided by financing activities                            2,891,063          3,099,836
                                                                  -----------        -----------

   Increase in cash and cash equivalents during the period            229,441            386,670
   Cash and cash equivalents, beginning of period                     617,636          1,220,544
                                                                  -----------        -----------
   Cash and cash equivalents, end of period                       $   847,077        $ 1,607,214
                                                                  ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $   373,867        $   129,601
   Income taxes paid                                              $       ---        $       ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures to common stock           $   273,970        $ 2,618,961
   Conversion of preferred stock to common stock                  $   257,671        $       ---


     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                        PREFERRED      PREFERRED         COMMON            COMMON        ACCUMULATED
                                          SHARES         STOCK           SHARES             STOCK          DEFICIT
                                        ----------     ----------       ----------          ------        -----------

BALANCE, DECEMBER 31, 1996                     ---            ---       8,050,401       $42,970,749     $(37,825,326)

Net loss                                                                                                  (5,422,652)
Issuance of common stock:
   Conversion of debentures                                             1,219,727         2,742,753
   Private placement                                                      120,000           180,000
   Acquisition earn-out                                                   426,749         1,264,776
Beneficial conversion feature of
   convertible debt                                                                         333,333
                                          --------       --------     -----------       -----------     -------------

BALANCE, DECEMBER 31, 1997                     ---            ---       9,816,877        47,491,611      (43,247,978)


Net loss                                                                                                  (2,170,761)
Issuance of preferred stock:
   Private placement                            20       $900,000
Issuance of common stock:
   Conversion of debentures                                               236,380           273,970
   Conversion of preferred stock                (5)      (250,000)        108,265           257,671
   Private placement                                                      900,000         1,620,000

Dividends payable - preferred
 stock                                                                                                       (32,670)
                                          --------       --------     -----------       -----------     -------------

BALANCE, JUNE 30, 1998                          15       $650,000      11,061,522       $49,643,252     $(45,451,409)
                                          ========       ========     ===========       ===========     =============


     See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of June 30, 1998 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


NOTE 2 - INVENTORIES

The following is a summary of inventories at June 30, 1998 and December 31, 1997:

                                        JUNE 30,    DECEMBER 31,
                                          1998          1997
                                       ----------   ------------

Raw materials                          $2,327,302    $1,988,897
Work in process and sub-assemblies      2,145,360     2,591,442
Finished goods                            357,883       794,172
                                       ----------    ----------
                                       $4,830,545    $5,374,511
                                       ==========    ==========


NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

In December 1997, the Company obtained a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $3,123,921 was outstanding at June 30, 1998. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001.

As of June 30, 1998, the Company has outstanding a total of $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company at 90% of the average closing bid price of the Company's common stock prior to conversion, provided however, that the conversion price shall not be greater than $6.00 per share nor less than $3.00 per share. At June 30, 1998, all of the outstanding convertible debentures are fully eligible for conversion. During the six months ended June 30, 1998, principal and accrued interest in the amount of $278,625 were converted into 236,380 shares of common stock.

On June 15, 1998, the Company entered into an agreement with the holders of the convertible debentures, under which the holders waived their right of conversion in exchange for an increase in the coupon interest rate of the debentures from 10% to 12%. The Company intends to repay the convertible debentures at the maturity date of February 28, 1999 with the proceeds of a future debt or equity financing.


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

As of June 30, 1998, 5 shares of the Series B Convertible Redeemable Preferred Stock with stated value and accrued dividends of $257,671 had been converted into 108,265 shares of Common Stock. Subsequent to June 30, 1998, an additional 5 shares of the Series B Convertible Redeemable Preferred Stock with stated value and accrued dividends of $259,863 were converted into 109,186 shares of Common Stock.

In conjunction with the issuance of the preferred shares, the Company issued 70,000 warrants to purchase common stock at a purchase price of $2.50 per share. These warrants expire on February 26, 2000.

NOTE 5 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. Under the new standard, companies are required to report basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS disclosures which were previously required. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. For the periods ended June 30, 1998, and June 30, 1997, the effect of the exercise of stock options, warrants and the conversion of debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and June 30, 1997

Revenues for the three months ended June 30, 1998 were $6,078,675 which represents an increase of 78% over revenues of $3,408,977 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $4,643,058, as compared to $1,387,115 in the prior period. However, sales of secure computing products were $1,048,497, a decrease of $404,258 from the prior period. These two product lines, which comprise the computer products segment, accounted for 94% of total revenue, as compared to 92% in the prior period. The remaining revenue of $387,120 is related to the communications security products segment, and reflects a decrease of $181,987 from the prior period.

Cost of sales for the three months ended June 30, 1998 were $4,724,603 as compared to cost of sales of $2,437,669 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $4,495,694, resulting in a gross margin of 21%, as compared to cost of sales of $2,142,743 and gross margin of 25% in the prior period. The gross margin in the communications security products segment was 41% in the current period, as compared to 48% in the prior period.

Operating expenses were $2,249,017 for the three months ended June 30, 1998 as compared to $2,261,883 in the prior period. Selling, general and administrative expenses decreased $158,239 to $1,608,986 for the current period. Research and development costs were $308,980 as compared to $320,846 in the prior period. The costs in the current period are related to the engineering of the PCMobile Pentium(TM) computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $331,051 for the three months ended June 30, 1998 as compared to $179,180 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

Interest expense for the three months ended June 30, 1998 was $201,384 as compared to $256,450 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures and credit lines, total interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense for the three months ended June 30, 1997 are non-recurring, non-cash charges of $145,833 related to convertible debt financing that give effect to beneficial conversion features.

The net loss of $1,078,297, or ($0.10) per basic share, for the three months ended June 30, 1998 represents a decrease from $1,490,784, or ($0.16) per basic share for the three months ended June 30, 1997. The decrease in net loss in largely due to the profitable performance of the PCMobile product line, offset by the results of the secure computing product line.

Six Months Ended June 30, 1998 and June 30, 1997

Revenues for the six months ended June 30, 1998 were $11,354,244 which represents an increase of 61% over revenues of $7,033,684 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $8,473,437, as compared to $2,849,433 in the prior period. However, sales of secure computing products were $2,061,614, a decrease of $1,037,104 from the prior period. These two product lines, which comprise the computer products segment, accounted for 93% of total revenue, as compared to 85% in the prior period. The remaining revenue of $819,193 is related the communications security products segment, and reflects a decrease of $266,340 from the prior period.

Cost of sales for the six months ended June 30, 1998 were $8,430,199 as compared to cost of sales of $4,953,094 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $7,949,941, resulting in a gross margin of 25%, as compared to cost of sales of $4,323,157 and gross margin of 27% in the prior period. The gross margin in the communications security products segment was 41% in the current period, as compared to 42% in the prior period.

Operating expenses increased to $4,737,496 for the six months ended June 30, 1998 as compared to $4,208,625 in the prior period. Selling, general and administrative expenses increased to $3,406,697 for the current period. Research and development costs increased to $680,894 as compared to $548,300 in the prior period. These costs are related to the engineering of the PCMobile Pentium (TM) computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $649,905 for the six months ended June 30, 1998 as compared to $370,003 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

Interest expense for the six months ended June 30, 1998 was $390,009 as compared to $583,122 for the prior period. While there has been increased debt financing obtained by the Company in the form of convertible debentures and credit lines, total interest expense has decreased due to reduced convertible debt interest charges. Included in interest expense are charges of $13,889 and $362,978 for the six months ended June 30, 1998 and June 30, 1997, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

The net loss of $2,170,761, or ($0.21) per basic share, for the six months ended June 30, 1998 represents a decrease from $2,643,099, or ($0.30) per basic share for the six months ended June 30, 1997. The decrease in net loss in largely due to the profitable performance of the PCMobile product line, offset by the results of the secure computing product line.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 1998, the Company had cash and cash equivalents of $847,077.

In the six months ended June 30, 1998, cash used in operations amounted to $2,294,700. Cash used in investing activities during the six months ended June 30, 1998 totaled $366,922. Cash provided by financing activities was $2,891,063 for the six months ended June 30, 1998.

Included in the cash provided by financing activities are two private equity placements. In February 1998, the Company issued 20 shares of Series B Convertible Redeemable Preferred Stock for net proceeds of $900,000 (See Note
4). Additionally, in May 1998 the Company issued 900,000 shares of Common Stock for net proceeds of $1,620,000.

The Company increased the amounts drawn on its bank credit lines in an amount of $494,613 during the six months ended June 30, 1998.

The Company's net working capital decreased to $665,580 at June 30, 1998, from $3,000,654 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures being reclassified from long term to current obligations of the Company.

The Company anticipates that its computer products segment will be able to fund operations from working capital, secured lines of credit and funding from the parent company. The operations of the communications products segment have improved through the results of certain restructurings; accordingly, this business segment will require only minimal financing through funding from the parent company. As compared to prior periods, the Company has shown revenue growth while narrowing losses. The Company anticipates continued revenue and gross margin improvements to achieve profitability in the near term. The Company believes that it has the capital resources available through additional debt and equity financings to develop and market its products and to make acquisitions. The Company believes that it will be able to meet its obligations in the near term. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

IMPACT OF YEAR 2000

The Company is currently in the process of assessing the impact of the Year 2000 on its information systems and on its business. Management does not anticipate that the Year 2000 will have a significant impact on its information systems or result in a significant commitment of resources to resolve potential problems associated with this event.

There can be no assurance that the Company will be unaffected by Year 2000 issues affecting its customers and vendors. However, based on discussions with the Company's major customers and vendors, the Company does not believe that the Year 2000 readiness of its customers and vendors will have a material negative impact on the Company's business or financial statements.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      None.

ITEM 2.  CHANGES IN SECURITIES.

      None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 5, 1998, the Company held its Annual Meeting of Stockholders in McLean, Virginia pursuant to the Notice of Annual Meeting and related Proxy Statement dated May 1, 1998. As follows are the actions that were taken at the meeting:

1. To elect Albert I. Hawk, Hubert Marleau and Thomas Stafford as directors for a one-year term expiring in 1999. The results of the voting were as follows:

      Nominee                       For                     Withheld
      -------                       ---                     --------

      Albert I. Hawk                7,427,066               125,678
      Hubert Marleau                7,427,066               125,678
      Thomas Stafford               7,427,066               125,678

      Rick E. Mandrell declined to stand for re-election as a director.

2. To approve the selection of Ernst & Young, LLP., as independent certified public accountants for the 1998 fiscal year. The results of the voting were as follows:

      For               Against                 Withheld
      ---               -------                 --------

      7,303,917          --                     15,537

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

                                    CYCOMM INTERNATIONAL INC.




Date: August 11, 1998                /s/  Albert I. Hawk
                                    ----------------------------
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer






Date: August 11, 1998               /s/ Michael R. Skoff
                                    ----------------------------
                                    Michael R. Skoff
                                    Chief Financial Officer