Form 10-Q
period 1998-09-30
CYCOMM INTERNATIONAL INC
filed 1998-11-16
CIK 869979

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB
(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1998

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ______________ to _______________

Commission file number:     1-11686


                        CYCOMM INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its
                             charter)

               Wyoming                             54-1779046
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1420 Springhill Road, Suite 420
                      McLean, Virginia 22102
             (Address of principal executive offices)

                          (703) 903-9548
       (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No ___

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 1, 1998, the Registrant had 11,540,311 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:      Yes    No X

            CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                           Page No.
PART I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets.........     3

           Condensed Consolidated Statements of Operations    4

           Condensed Consolidated Statements of Cash Flows    5

           Condensed Consolidated Statement of Stockholders'  6
           Equity

           Notes to Condensed Consolidated Financial          7
           Statements

Item 2.    Management's Discussion and Analysis or
           Plan of Operation.............................     9

PART II - Other Information

Item 1.    Legal Proceedings.............................    14

Item 2.    Changes in Securities.........................    14

Item 3.    Default Upon Senior Securities................    14

Item 4.    Submission of Matters to a Vote of Security...    14
           Holders

Item 5.    Other Information.............................    14

Item 6.    Exhibits and Reports on Form 8-K..............    14

Signatures ..............................................    15

        CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
       AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     September 30,     December 31,
                                         1998             1997
                                     -------------     ------------
ASSETS                                (Unaudited)
Current assets:
   Cash and cash equivalents           $737,600         $617,636
   Accounts receivable, net           3,965,755        5,171,402
   Inventories                        4,903,116        5,374,511
   Prepaid expenses                      86,080           96,029
                                      ---------       ----------
      Total current assets            9,692,551       11,259,578
                                      ---------       ----------

Fixed assets, net                     1,521,098        1,582,475

Other assets:
   Goodwill, net                      2,262,678        2,534,733
   Notes receivable                     139,467          183,185
   Deferred financing costs, net         80,759          179,460
   Other                                269,474          211,845
                                    -----------      -----------
                                      2,752,378        3,109,223
                                    -----------      -----------
                                    $13,966,027      $15,951,276
                                    ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade           $2,715,354       $3,386,543
   Accrued liabilities                1,596,441        1,481,427
   Due to affiliate                     217,729          318,603
   Dividends payable on preferred
     stock                               23,333            ---
   Current portion of capital lease
     obligations                         19,013           29,468
   Revolving credit facility          2,174,703        2,629,308
   Current portion of notes payable
     and convertible debentures       3,189,324          413,575
                                      ---------          -------
      Total current liabilities       9,935,897        8,258,924
                                      ---------        ---------

Capital lease obligations, less
   current portion                       46,163           54,294
Notes payable and convertible
   debentures, less current portion     252,432        3,394,425

Stockholders' equity:
Series B Preferred Stock, 8 shares
   issued and outstanding at
   September 30, 1998                   300,000           ---
Common Stock, no par value,
  unlimited authorized shares,
  11,540,311 and 9,816,877 shares
  issued and outstanding
  at September 30, 1998 and
  December 31, 1997                  50,380,119      47,491,611
Accumulated deficit                 (46,948,584)    (43,247,978)
                                    -----------     -----------

      Total stockholders' equity      3,731,535       4,243,633
                                    -----------     -----------
                                    $13,966,027     $15,951,276
                                    ===========     ===========


    See accompanying notes to condensed consolidated financial statements.

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                               (Unaudited)



                            Three Months Ended            Nine Months Ended
                            ------------------            -----------------
                       September 30, September 30,   September 30, September 30,
                          1998           1997          1998          1997
                       ---------------------------   ---------------------------

Sales                    $4,430,554    $3,489,490     $15,784,79    $10,523,175
Cost of sales             3,567,795     2,624,733     11,997,993      7,577,827
                          ---------     ---------     ----------      ---------
Gross profit                862,759       864,757      3,786,804      2,945,348
                          ---------     ---------     ----------      ---------

Expenses
 Selling, general
   and administrative     1,378,181     1,277,365      4,734,878      4,570,800
 Research and product
   development              529,653       337,660      1,210,547        885,961
 Depreciation and
   amortization             344,177       227,493        994,082        597,496
 Foreign exchange
   loss (gain)             (111,474)        3,214       (111,474)            97
 Write-down of
   investments to
   net realizable value        ---           ---          50,000           ---
 Write-down of inventories
   to net realizable value   35,833          ---          35,833           ---
                          ---------      ---------     ---------      ---------
                          2,176,370      1,845,732     6,913,866      6,054,354
                          =========      =========     =========      =========


Loss from Operations     (1,313,611)      (980,975)   (3,127,062)    (3,109,006)

Other Income (Expense)

 Interest income             20,430         10,983        51,711         46,885
 Interest expense          (190,044)      (193,770)     (580,143)      (776,892)
 Other income                  ---           6,671         1,508         38,825
                         ----------    -----------    ----------    -----------
                          (169,614)      (176,116)     (526,924)      (691,182)
                         ----------    -----------    ----------    -----------
Net Loss                 $(1,483,22)   $(1,157,091)   $(3,653,98)   $(3,800,188)
                         ==========    ===========    ==========    ===========


Loss Per Share

 Net loss per share          $(0.13)        $(0.12)       $(0.35)        $(0.42)
                             ======         ======        ======         ======

 Weighted average number
   of common shares
   outstanding           11,193,903      9,408,175    10,517,830      9,041,709
                         ==========      =========    ==========      =========




    See accompanying notes to condensed consolidated financial statements.

          CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30,
                             1997
                         (Unaudited)

                                             Nine Months Ended
                                             -----------------
                                        September 30,   September 30,
                                            1998            1997
                                        -------------   -------------
Operating activities
  Net loss                              $(3,653,986)    $(3,800,188)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Depreciation and amortization             994,082         597,496
  Realized loss (gain) on
    marketable securities                      ---          (38,825)
    Write-down of investments                50,000            ---
    Write-down of inventories                35,833            ---
    Non-cash expenses                        13,889         439,368
    Research and product
      development                             6,502          24,124
  Change in operating assets and
    liabilities                             799,016         (68,456)
                                         ----------      ----------
  Cash used in operating activities      (1,754,664)     (2,846,481)
                                         ----------      ----------

Investing activities
  Acquisition of fixed assets              (261,186)       (261,373)
  Proceeds on disposal of fixed assets         ---           38,954
  Increase in long-term investment             ---         (205,000)
  Decrease in long-term investment             ---          513,500
  Increase in notes receivable              (50,000)       (186,500)
  Decrease in notes receivable               50,249          41,520
  Other                                    (126,251)       (109,441)
                                           --------        --------
  Cash used in investing activities        (387,188)       (168,340)
                                           --------        --------

Financing activities
  Issuance of common stock                1,991,250            ---
  Issuance of preferred stock               900,000            ---
  Borrowings under revolving credit
    facility                               (454,605)        270,993
  Repayment of notes payable and
    convertible debentures                 (126,244)       (329,401)
  Borrowings under convertible
    debentures                                 ---        3,000,000
  Deferred financing costs on
    convertible debentures                  (30,000)       (300,000)
  Repayment - capital leases                (18,585)        (64,347)
  Cash provided by financing              ---------       ---------
    activities                            2,261,816       2,577,245
                                          ---------       ---------

  Increase (decrease) in cash and
    cash equivalents during the period      119,964        (437,576)
  Cash and cash equivalents, beginning
    of period                               617,636       1,220,544
                                            -------       ---------
  Cash and cash equivalents, end of
    period                                 $737,600        $782,968
                                           ========        ========

Supplemental cash flow information:
  Interest paid                            $563,538        $250,187
  Income taxes paid                            ---             ---

Non-cash investing and financing
  activities:
  Conversion of convertible
    debentures to common stock             $278,625      $2,646,649
  Conversion of preferred stock to
    common stock                           $623,288           ---


    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                            (Unaudited)


                      Preferred  Preferred    Common    Common     Accumulated
                       Shares      Stock      Shares     Stock       Deficit
                      ---------  ---------    ------    ------     -----------
Balance,
December 31, 1996           ---        ---  8,050,401 $42,970,749 $(37,825,326)

Net loss
Issuance of common
  stock:                                                             (5,422,652)
  Conversion of
    debentures                             1,219,727    2,742,753
   Private placement                         120,000      180,000
   Acquisition
     earn-out                                426,749    1,264,776
Beneficial conversion
  feature of
  convertible debt                                        333,333
                       ---     --------   ----------  ----------- ------------
Balance,
December 31, 1997      ---          ---    9,816,877   47,491,611  (43,247,978)

Net loss                                                            (3,653,986)
Issuance of preferred
  stock:
   Private placement     20     $900,000
Issuance of common
  stock:
  Conversion of
    debentures                               236,380      273,970
  Conversion of
    preferred stock     (12)    (600,000)    287,054      623,288
  Private placement                        1,200,000    1,991,250
Dividends payable -
preferred stock                                                        (46,620)
                        ---     --------  ----------  ----------- ------------


Balance,
September 30, 1998        8     $300,000  11,540,311  $50,380,119 $(46,948,584)
                        ===     ========  ==========  =========== ============


    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1998

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of September 30, 1998 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


NOTE 2 - INVENTORIES

The following is a summary of inventories at September 30, 1998 and December 31, 1997:

                                  September 30,   December 31,
                                      1998           1997

Raw materials                      $2,187,939      $1,988,897
Work in process and sub-assemblies  2,440,115       2,591,442
Finished goods                        275,062         794,172
                                   ----------      ----------
                                   $4,903,116      $5,374,511
                                   ==========      ==========



NOTE 3 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

In  December  1997,  the  Company   obtained  a  revolving   credit
facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $2,174,703 was outstanding at September 30, 1998. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001.

As of September 30, 1998, the Company has outstanding a total of $3,000,000 in convertible debentures which were originally convertible at the option of the holders into common stock of the Company at 90% of the average closing bid price of the Company's common stock prior to conversion, provided however, that the conversion price was not greater than $6.00 per share nor less than $3.00 per share. However, on June 15, 1998, the Company entered into an agreement with the holders of the convertible debentures, under which the holders waived their right of conversion in exchange for an increase in the coupon interest rate of the debentures from 10% to 12%. The Company intends to repay the convertible debentures at the maturity date of February

28, 1999 with the proceeds of a future debt or equity financing. During the nine months ended September 30, 1998, principal and accrued interest on convertible debentures in an amount of $278,625 were converted into 236,380 shares of common stock.



NOTE 4 - PREFERRED STOCK

In February, 1998, the Company issued $1,000,000 of Series B Convertible Redeemable Preferred Stock ("Series B Preferred"). Proceeds to the Company were $900,000, net of issuance costs of $100,000. The Series B Preferred has no voting rights and will pay a cumulative dividend of 10% per annum, which can be paid at the option of the Company in either cash or in the Company's common stock.

The Series B Preferred is convertible at the option of the holder into common stock of the Company pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that the Company's common stock is trading at or below $1.50 at the conversion date, the Company has the right to redeem the Series B Preferred at a premium of 18% over the conversion price. If the Company does not exercise this right, the holder may then convert only 10% of the Series B Preferred, and up to a further 10% every 20 days thereafter.

As of September 30, 1998, Series B Preferred with stated value and accrued dividends of $623,288 had been converted into 287,054 shares of Common Stock.

In conjunction with the issuance of the Series B Preferred, the Company issued 70,000 warrants to purchase common stock at a purchase price of $2.50 per share. These warrants expire on February 26, 2000.

NOTE 5 - RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. Under the new standard, companies are required to report basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS disclosures which were previously required. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues and preferred stock. For the periods ended
September  30, 1998,  and  September  30,  1997,  the effect of the exercise of stock options, warrants and the conversion of debentures and preferred stock would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

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

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Three Months Ended September 30, 1998 and September 30, 1997

Revenues for the three months ended September 30, 1998 were $4,430,554 which represents an increase of 27% over revenues of $3,489,490 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $3,049,953 as compared to $1,867,758 in the prior period. However, sales of secure computing products were $1,022,296, as compared to $1,297,100 from the prior period. These two product lines, which comprise the computer products segment, accounted for 92% of total revenue, as compared to 91% in the prior period. The remaining revenue of $358,305 is related to the communications security products segment, and reflects an increase of $33,674 from the prior period.

Cost of sales for the three months ended September 30, 1998 were $3,567,795 as compared to cost of sales of $2,624,733 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $3,368,892, resulting in a gross margin of 17%, as compared to cost of sales of $2,446,130 and gross margin of 23% in the prior period. The gross margin in the communications security products segment was 49% in the current period, as compared to 45% in the prior period.

Operating  expenses  were  $2,176,370  for the three  months  ended
September   30,  1998  as  compared  to  $1,845,732  in  the  prior
period. Selling, general and administrative expenses increased $100,816 to $1,378,181 for the current period. Research and development costs were $529,653 as compared to $337,660 in the prior period. Current period costs are related primarily to the engineering of the PCMobile Pentium(TM) and the next generation Pentium II(TM) computers. Depreciation and amortization increased to
$344,177  for  the  three  months  ended   September  30,  1998  as
compared to $227,493 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the
accelerated    depreciation   of   PCMobile   demonstration   units
("demos").   The  Company  realized  a  foreign  exchange  gain  of
$111,474 for the three months ended September 30, 1998 as a result of the increased strength of the U.S. dollar as compared to the Canadian dollar.

Interest expense for the three months ended September 30, 1998 was $190,044 as compared to interest expense of $193,770 for the prior period. Included in interest expense for the three months ended September 30, 1997 are non-recurring, non-cash charges of $76,390 related to convertible debt financing that give effect to beneficial conversion features. Recurring interest charges have increased primarily as a result of increased borrowing on the Company's line of credit.

The net loss of $1,483,225 or $0.13 per basic share, for the three months ended September 30, 1998 represents an increase from $1,157,091 or $0.12 per basic share for the three months ended September 30, 1997. The Company experienced significantly higher sales levels as compared to prior period, however, operating expenses also increased as the Company invested in the development and the sales and marketing of its next generation PCMobile products. These factors, combined with increased depreciation and amortization costs caused greater losses in the current period, as compared to the quarter ended September 30, 1997.

Nine Months Ended September 30, 1998 and September 30, 1997

Revenues for the nine months ended September 30, 1998 were $15,784,797 which represents an increase of 50% over revenues of $10,523,175 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $11,523,390 as compared to $4,717,191 in the prior period. However, sales of secure computing products were $3,083,910, a decrease of $1,311,909 from the prior period. These two product lines, which comprise the computer products segment, accounted for 93% of total revenue, as compared to 87% in the prior period. The remaining revenue of $1,177,497 is related the communications security products segment, and reflects a decrease of $232,668 from the prior period.

Cost of sales for the nine months ended September 30, 1998 were $11,997,993 as compared to cost of sales of $7,577,827 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $11,318,833, resulting in a gross margin of 23%, as compared to cost of sales of $6,769,288 and gross margin of 26% in the prior period. The gross margin in the communications security products segment was 42% in the current period, as compared to 43% in the prior period.

Operating expenses increased to $6,913,866 for the nine months ended September 30, 1998 as compared to $6,054,354 in the prior period. Selling, general and administrative expenses increased to  $4,734,878,  an  increase of  $164,078  from the prior  period.
Research  and   development   costs   increased  to  $1,210,547  as
compared  to  $885,961  in  the  prior  period.   These  costs  are
related to the engineering of the PCMobile Pentium(TM) and Pentium II(TM) computers, and the development of new products for the
Company's   secure   computing   product  line.   Depreciation  and
amortization increased to $994,082 for the nine months ended September 30, 1998 as compared to $597,496 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos"). The Company realized a foreign exchange gain of $111,474 for the nine months ended September 30, 1998 as a result of the increased strength of the U.S. dollar as compared to the Canadian dollar.

Interest expense for the nine months ended September 30, 1998 was $580,143 as compared to $776,892 for the prior period. Included in interest expense for the nine months ended September 30, 1998 and September 30, 1997 are non-recurring, non-cash charges of $13,889 and $439,368, respectively, related to convertible debt financing that give effect to beneficial conversion features. Recurring interest charges have increased primarily as a result of increased borrowing on the Company's line of credit.

The net loss of  $3,653,986,  or $0.35  per  basic  share,  for the nine months ended September 30, 1998 represents a decrease from $3,800,188, or $0.42 per basic share for the nine months ended September 30, 1997. The decrease in net loss in largely due to the profitable performance of the PCMobile product line, offset in part by the results of the secure computing product line, increased research and development costs and increased depreciation and amortization expenses.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 1998, the Company had cash and cash equivalents of $737,600.

In the nine months ended September 30, 1998, cash used in operations amounted to $1,754,664. Cash used in investing activities during the nine months ended September 30, 1998 totaled $387,188. Cash provided by financing activities was $2,261,816 for the nine months ended September 30, 1998.

The Company has generated working capital through certain private equity placements. In February 1998, the Company issued $1,000,000 of Series B Convertible Redeemable Preferred Stock for net proceeds of $900,000 (See Note 4).

In May 1998, the Company issued 900,000 unregistered shares of common stock in a private equity placement for net proceeds of
$1,620,000.  In  conjunction  with  this  private   placement,   the
Company  issued  75,000   warrants  to  purchase  common stock at a
purchase rice of $2.50 per share and 50,000 warrants to purchase common stock at a purchase price of $3.00 per share. These warrants expire on May 15, 1999. In September 1998, the Company issued 300,000 unregistered shares of common stock in a private
equity placement for net  proceeds  of  $371,250.  In   conjunction
with this private placement, the Company issued 75,000 warrants to purchase common stock at a purchase price of $2.50 per share.
These  warrants    expire    on September 17, 2000.  Subsequent  to
September  30,  1998,  the Company  issued   320,000   unregistered
shares of common stock in a private equity placement for net proceeds of $432,000. In conjunction with this private placement, the Company issued 100,000 warrants to purchase common stock at a
purchase  price  of  $2.00  per  share.   These  warrants expire on
November 11, 1999. The proceeds from these private placements were used for operating working capital and general corporate purposes.

Amounts outstanding on the Company's bank credit line decreased by $580,849 during the nine months ended September 30, 1998 due, in part, to increased accounts receivable collections and reduced inventory balances.

The Company's net working capital decreased to $(243,346) at September 30, 1998, from $3,000,655 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures due February 28, 1998 being reclassified from long term liabilities to current liabilities.

The Company's PCMobile product line is profitable, and has been able to fund operations from working capital. However, the
Company as a whole continues to experience losses from operations. Management anticipates that additional debt or equity financings will be required in the near term in order to fund the operations and continued growth of the Company. The secure computing division of the Company has been restructured to reduce overhead costs, and management believes that future operations of the division will be funded through working capital. The operations of the communications products segment have improved through the results of certain restructurings;
accordingly, this business segment will require only minimal financing through funding from the parent company. The Company anticipates that revenue and gross margin improvements will enable the Company to achieve profitability in the near term. The Company believes that it has the capital resources available through additional debt and equity financings to develop and market its products and to make acquisitions. The Company believes that it will be able to meet its obligations in the near term. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

Year 2000 Issue

The Year  2000  Issue is the  result  of  computer  programs  being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will not need to modify or replace its software or hardware so that those systems will properly utilize dates beyond December 31, 1999.

Cycomm's plan to resolve the Year 2000 Issue involves the following three phases: assessment, testing, and implementation. To date, the Company has completed its assessment of systems that could be significantly affected by the Year 2000. The completed assessment indicated the Company's significant information technology systems will not be affected by the Year 2000 issue. The computers manufactured by Cycomm are also Year 2000 compliant, and will not need to be modified. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and vendors and continues to monitor their compliance.

Cycomm has queried its significant suppliers regarding the status of Year 2000 compliance. To date, the Company is not aware of any supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers is not determinable.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, Cycomm has not yet completed all necessary phases of the Year 2000 program. If the Company identifies a vendor or supplier with a Year 2000 compliance issue, or if a vendor or supplier is unable to complete their Year 2000 readiness program, the Company could be materially adversely affected. The amount of potential material adverse effects cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. Cycomm plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

                    PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

      A lawsuit was instituted against the Company on September 2, 1998 in the United States District Court for the Eastern District of Virginia by the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation from which the Company and a subsidiary purchased certain PCMobile assets in June 1996. The lawsuit alleges breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement and seeks monetary damages and other relief. Management is unable to predict the outcome of the lawsuit as this time, however, the Company believes the lawsuit is without merit and will defend it vigorously. The Company has filed a counterclaim to recover certain shares of Common Stock issued to M3i Technologies pursuant to a settlement agreement. This lawsuit is currently in the discovery stage.


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

                               CYCOMM INTERNATIONAL INC.




Date: November 13, 1998     /s/ Albert I. Hawk
                            ------------------
                                Albert I. Hawk
                                President and
                                Chief Executive Officer




Date: November 13, 1998    /s/ Michael R. Skoff
                           --------------------
                               Michael R. Skoff
                               Chief Financial Officer

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYCOMM INTERNATIONAL INC.




Date  November 13, 1998
                               --------------------
                               Albert I. Hawk
                               President and
                               Chief Executive Officer





Date: November 13, 1998
                               ---------------------
                               Michael R. Skoff
                               Chief Financial Officer