Form 10-Q/A
period 1998-03-31
CYCOMM INTERNATIONAL INC
filed 1999-04-30
CIK 869979

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                          FORM 10-QSB/A

(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
- ----  of 1934

For the quarterly period ended March 31, 1998

     Transition report under Section 13 or 15(d) of the Securities Exchange Act
- ---- of 1934

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

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                  MARCH 31,                     DECEMBER 31,
                                                                    1998                            1997
                                                                ------------                    ------------
ASSETS                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                        $760,071                        $617,636
   Accounts receivable, net                                        4,863,366                       5,171,402
   Inventories                                                     6,014,917                       5,374,511
   Prepaid expenses                                                   96,529                          96,029
                                                                ------------                    ------------
      Total current assets                                        11,734,883                      11,259,578
                                                                ------------                    ------------
Fixed assets, net                                                  1,561,912                       1,582,475

Goodwill, net                                                      2,435,445                       2,534,733

Other assets:
   Notes receivable                                                  185,694                         183,185
   Deferred financing costs, net                                     137,219                         179,460
   Other                                                             197,571                         211,845
                                                                ------------                    ------------
                                                                     520,484                         574,490
                                                                ------------                    ------------
                                                                 $16,252,724                     $15,951,276
                                                                ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                        $3,719,042                      $3,386,543
   Accrued liabilities                                             1,576,835                       1,481,427
   Due to affiliate                                                  364,437                         318,603
   Deferred revenue                                                   93,146
   Dividends payable on preferred stock                                8,333                             ---
   Current portion of capital lease obligations                       26,040                          29,468
   Revolving credit facility                                       2,856,802                       2,629,308
   Current portion of notes payable and convertible debentures     3,189,324                         413,575
                                                                ------------                    ------------
      Total current liabilities                                   11,833,959                       8,258,924
                                                                ------------                    ------------

Capital lease obligations, less current portion                       50,711                          54,294
Notes payable and convertible debentures, less current portion       347,094                       3,394,425

Stockholders' equity:
Series B Preferred Stock, 20 shares issued and outstanding at
   March 31, 1998                                                    900,000                             ---
Common Stock, no par value, unlimited authorized shares,
   10,053,257 and 9,816,877 shares issued and outstanding
   at March 31, 1998 and December 31, 1997                        47,765,581                      47,491,611
Accumulated deficit                                              (44,644,621)                    (43,247,978)
                                                                ------------                    ------------
      Total stockholders' equity                                   4,020,960                       4,243,633
                                                                ------------                    ------------
                                                                 $16,252,724                     $15,951,276
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

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                MARCH 31,          MARCH 31,
                                                 1998                1997
                                               -----------        -----------


Sales                                           $4,583,339         $3,624,707
Cost of sales                                    3,238,229          2,515,425
                                               -----------        -----------
Gross profit                                     1,345,110          1,109,282
                                               -----------        -----------
Expenses
 Selling, general and administrative             1,797,712          1,528,465
 Research and product development                  371,914            227,454
 Depreciation and amortization                     389,836            190,823
                                               -----------        -----------
                                                 2,559,462          1,946,742
                                               -----------        -----------

LOSS FROM OPERATIONS                            (1,214,352)          (837,460)

OTHER INCOME (EXPENSE)

 Interest income                                    13,249             11,817
 Interest expense                                 (188,715)          (326,672)
 Other income                                        1,508                ---
                                               -----------        -----------
                                                  (173,958)          (314,855)
                                               -----------        -----------
NET LOSS                                       ($1,388,310)       ($1,152,315)
                                               ===========        ===========

NET LOSS PER SHARE                                  ($0.14)            ($0.14)
                                               ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                   9,987,588          8,438,141
                                               ===========        ===========



     See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                 MARCH 31,                    MARCH 31,
                                                                   1998                         1997
                                                               -----------                   -----------

OPERATING ACTIVITIES
 Net loss                                                      ($1,388,310)                  ($1,152,315)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                 389,836                       190,823
     Non-cash expenses                                              13,889                       217,145
     Research and product development                                3,901                        32,023
 Change in operating assets and liabilities                        126,753                     (418,250)
                                                               -----------                   -----------
 Cash used in operating activities                                (853,931)                   (1,130,574)
                                                               -----------                   -----------

INVESTING ACTIVITIES

 Acquisition of fixed assets                                       (95,979)                      (99,943)
 Proceeds on disposal of fixed assets                                  ---                         1,550
 Increase in long-term investment                                      ---                      (205,000)
 Decrease in long-term investment                                      ---                       513,500
 Increase in notes receivable                                       50,000                           ---
 Decrease in notes receivable                                      (50,000)                       41,521
 Other                                                               3,443                       (35,556)
                                                               -----------                   -----------
 Cash provided by (used in) investing activities                   (92,536)                      216,072
                                                               -----------                   -----------

FINANCING ACTIVITIES

 Issuance of preferred stock                                       900,000                           ---
 Borrowings under revolving credit facility                        227,494                       213,248
 Repayment of notes payable                                        (31,582)                      (99,401)
 Borrowings under convertible debentures                               ---                     3,000,000
 Deferred financing costs on convertible debentures                    ---                      (300,000)
 Repayment of obligations under capital leases                      (7,010)                      (22,656)
                                                               -----------                   -----------
 Cash provided by financing activities                           1,088,902                     2,791,191
                                                               -----------                   -----------
 Increase in cash and cash equivalents during the period           142,435                     1,876,689
 Cash and cash equivalents, beginning of period                    617,636                     1,220,544
                                                               -----------                   -----------
 Cash and cash equivalents, end of period                        $ 760,071                    $3,097,233
                                                               ===========                   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $173,626                    $   31,308
   Income taxes paid                                              $    ---                    $     ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures to common stock           $273,970                    $2,347,051



     See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)


                                      PREFERRED        PREFERRED              COMMON             COMMON          ACCUMULATED
                                       SHARES            STOCK                SHARES             STOCK             DEFICIT
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, DECEMBER 31,1996                    ---                ---          8,050,401        $42,970,749       $(37,825,326)

Net loss                                                                                                          (5,422,652)
Issuance of common stock:
   Conversion of debentures                                                  1,219,727          2,742,753
   Private placement                                                           120,000            180,000
   Acquisition earn-out                                                        426,749          1,264,776
Beneficial conversion feature of
   convertible debt                                                                               333,333
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, DECEMBER 31, 1997                   ---                ---          9,816,877         47,491,611        (43,247,978)


Net loss                                                                                                          (1,388,310)
Issuance of common stock:
   Conversion of debentures                                                    236,380            273,970
Issuance of preferred stock:
   Private placement                          20           $900,000
Dividends payable - preferred
   stock                                                                                                             (8,333)
                                    ------------       ------------       ------------       ------------       ------------

BALANCE, MARCH 31, 1998                       20           $900,000         10,053,257        $47,765,581      ($44,644,621)
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

NOTE 2 - INVENTORIES

The following is a summary of inventories at March 31, 1998 and December 31, 1997:

                                                            MARCH 31,       DECEMBER 31,
                                                             1998              1997
                                                           ----------       ----------
Raw materials                                              $2,632,842       $1,988,897
Work in process and sub-assemblies                          2,795,596        2,591,442
Finished goods                                                586,479          794,172
                                                           ----------       ----------
                                                           $6,014,917       $5,374,511
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

NOTE 5 - RESTATEMENTS

The Form 10-QSB/A for the period ended 3/31/98 has been restated to reflect an accounting treatment related to certain sales of PCMobile computers in which customers were given PCMobiles with 586 processors (the "586") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the sales were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the sale. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. Cycomm recorded revenue on the sales at the time the 586s were shipped. There were several delays in the development of the Pentium PCMobile, which caused these sales to extend over multiple accounting periods.

Management has determined that revenue should not have been recognized when the 586s were shipped, but should have been delayed until the Pentiums were shipped to the customers. The 586s have been reclassified as demonstration units, which are recorded in inventory, and are now depreciated over a one year period. Payments received from customers have been recorded as deferred revenue.

For the three months ended March 31, 1998 the effects of the restatements are as follows. Revenues were reduced by $692,230 with a corresponding reduction in cost of sales of $467,366. Depreciation expense increased by $70,982. Accounts receivable decreased by $599,084, inventory increased by $396,384, and the Company recorded $93,146 in deferred revenue.

NOTE 6 - RECENT PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and March 31, 1997

Revenues for the three months ended March 31, 1998 were $4,583,339 which represents an increase of 26% over revenues of $3,624,707 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $3,138,148, as compared to $1,462,312 in the prior period. However, sales of secure computing products were $1,013,117, a decrease of $632,846 from the prior period. These two product lines, which comprise the computer products segment, accounted for 91% of total revenue, as compared to 86% in the prior period. The remaining revenue of $432,074 is related the communications security products segment, and reflects a decrease of $84,358 from the prior period.

Cost of sales for the three months ended March 31, 1998 were $3,238,229 as compared to cost of sales of $2,515,425 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment was $2,986,881, resulting in a gross margin of 28%, as compared to cost of sales of $2,180,410 and gross margin of 30% in the prior period. The gross margin in the communications security products segment was 42% in the current period, as compared to 35% in the prior period.

Operating expenses increased to $2,559,462 for the period ended March 31, 1998 as compared to $1,946,742 in the prior period. Selling, general and administrative expenses increased $269,247 to $1,797,712 for the current period. This change is a result of increases in the size of the PCMobile personnel, and increased facilities costs due to increased production capabilities. Research and development costs increased to $371,914 as compared to $227,454 in the prior period. These costs are related to the final stages of engineering for the PCMobile Pentium computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $389,836 for the three months ended March 31, 1998 as compared to $190,823 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

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

The net loss of $1,388,310, or ($0.14) per share, for the three months ended March 31, 1998 represents an increase from $1,152,315, or ($0.14) per share for the three months ended March 31, 1997. The increase in net loss is a result of increased losses in the secure computing product line offset by the improved performance of the PCMobile product line.

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

The Company's net working capital decreased to $(99,076) at March 31, 1998, from $3,000,654 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures being reclassified from long term to current obligations of the Company.

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