Form 10-Q/A
period 1998-06-30
CYCOMM INTERNATIONAL INC
filed 1999-04-30
CIK 869979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                   FORM 10-QSB/A
                                   -----------
(Mark One)

  X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
- ----- Act of 1934

For the quarterly period ended June 30, 1998

      Transition report under Section 13 or 15(d) of the Securities Exchange
- ----- Act of 1934

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

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                    JUNE 30,          DECEMBER 31,
                                                                      1998                1997
                                                                  -----------         -----------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $847,077            $617,636
   Accounts receivable, net                                         5,020,421           5,171,402
   Inventories                                                      5,390,619           5,374,511
   Prepaid expenses                                                   106,153              96,029
                                                                  -----------         -----------
      Total current assets                                         11,364,270          11,259,578
                                                                  -----------         -----------

Fixed assets, net                                                   1,513,638           1,582,475

Goodwill, net                                                       2,345,200           2,534,733

Other assets:
   Notes receivable                                                   141,552             183,185
   Deferred financing costs, net                                      129,817             179,460
   Other                                                              392,870             211,845
                                                                  -----------         -----------
                                                                      664,239             574,490
                                                                  -----------         -----------
                                                                  $15,887,347         $15,951,276
                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                                         $2,832,630          $3,386,543
   Accrued liabilities                                              1,556,905           1,481,427
   Due to affiliate                                                   423,352             318,603
   Deferred revenue                                                   196,582
   Dividends payable on preferred stock                                25,000                 ---
   Current portion of capital lease obligations                        22,074              29,468
   Revolving credit facility                                        3,123,921           2,629,308
   Current portion of notes payable and convertible debentures      3,189,324             413,575
                                                                  -----------         -----------
      Total current liabilities                                    11,369,788           8,258,924
                                                                  -----------         -----------

Capital lease obligations, less current portion                        47,051              54,294
Notes payable and convertible debentures, less current portion        299,763           3,394,425

Stockholders' equity:
Series B Preferred Stock, 15 shares issued and outstanding at
   June 30, 1998                                                      650,000                 ---
Common Stock, no par value, unlimited authorized shares,
  11,061,522 and 9,816,877 shares issued and outstanding
  at June 30, 1998 and December 31, 1997                           49,643,252          47,491,611
Accumulated deficit                                               (46,122,507)        (43,247,978)
                                                                  -----------         -----------
      Total stockholders' equity                                    4,170,745           4,243,633
                                                                  -----------         -----------
                                                                  $15,887,347         $15,951,276
                                                                  ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          --------------------------------        --------------------------------
                                                            JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                              1998                1997                1998                1997
                                                          ------------        ------------        ------------        ------------
Sales                                                     $  5,539,733        $  3,408,977        $ 10,123,072        $  7,033,684
Cost of sales                                                4,363,048           2,437,669           7,601,278           4,953,094
                                                          ------------        ------------        ------------        ------------
Gross profit                                                 1,176,685             971,308           2,521,794           2,080,590
                                                          ------------        ------------        ------------        ------------

Expenses
   Selling, general and administrative                       1,608,986           1,761,857           3,406,697           3,290,322
   Research and product development                            308,980             320,846             680,894             548,300
   Depreciation and amortization                               528,917             179,180             918,752             370,003
                                                          ------------        ------------        ------------        ------------
                                                             2,446,883           2,261,883           5,006,343           4,208,625
                                                          ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                        (1,270,198)         (1,290,575)         (2,484,549)         (2,128,035)

OTHER INCOME (EXPENSE)

   Interest income                                              18,032              24,086              31,281              35,903
   Interest expense                                           (201,384)           (256,450)           (390,099)           (583,122)
   Unrealized holding gain on marketable securities                ---              32,155                 ---              32,155

   Other income                                                    ---                 ---               1,508                 ---
                                                          ------------        ------------        ------------        ------------
                                                              (183,352)           (200,209)           (357,310)           (515,064)
                                                          ------------        ------------        ------------        ------------

NET LOSS                                                  $ (1,453,550)       $ (1,490,784)       $ (2,841,859)       $ (2,643,099)
                                                          ============        ============        ============        ============

LOSS PER SHARE

   Net loss per share                                     $      (0.14)       $      (0.16)       $      (0.28)       $      (0.30)
                                                          ============        ============        ============        ============

  Weighted average number of common shares
    outstanding                                             10,358,742           9,274,994          10,174,191           8,858,879
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

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                    JUNE 30,           JUNE 30,
                                                                      1998               1997
                                                                  -----------        -----------
OPERATING ACTIVITIES
   Net loss                                                       $(2,841,859)       $(2,643,099)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                              918,752            370,003
           Unrealized holding gain on marketable securities               ---            (32,155)
           Write-down of investments                                   50,000                ---
           Non-cash expenses                                           13,889            400,479
           Research and product development                             6,502             35,924
   Change in operating assets and liabilities                        (441,984)          (713,107)
                                                                  -----------        -----------
   Cash used in operating activities                               (2,294,700)        (2,581,955)
                                                                  -----------        -----------

INVESTING ACTIVITIES
   Acquisition of fixed assets                                       (137,895)          (206,918)
   Proceeds on disposal of fixed assets                                   ---             35,590
   Increase in long-term investment                                       ---           (205,000)
   Decrease in long-term investment                                       ---            513,500
   Increase in notes receivable                                       (50,000)          (184,000)
   Decrease in notes receivable                                        46,249             41,521
   Other                                                             (225,276)          (125,904)
                                                                  -----------        -----------
   Cash used in investing activities                                 (366,922)          (131,211)
                                                                  -----------        -----------

FINANCING ACTIVITIES
   Issuance of common stock                                         1,620,000                ---
   Issuance of preferred stock                                        900,000                ---
   Borrowings under revolving credit facility                         494,613            552,755
   Repayment of notes payable and convertible debentures              (78,913)           (99,401)
   Borrowings under convertible debentures                                ---          3,000,000
   Deferred financing costs on convertible debentures                 (30,000)          (300,000)
   Repayment - capital leases                                         (14,637)           (53,518)
                                                                  -----------        -----------
   Cash provided by financing activities                            2,891,063          3,099,836
                                                                  -----------        -----------

   Increase in cash and cash equivalents during the period            229,441            386,670
   Cash and cash equivalents, beginning of period                     617,636          1,220,544
                                                                  -----------        -----------
   Cash and cash equivalents, end of period                       $   847,077        $ 1,607,214
                                                                  ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $   373,867        $   129,601
   Income taxes paid                                              $       ---        $       ---

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of convertible debentures to common stock           $   273,970        $ 2,618,961
   Conversion of preferred stock to common stock                  $   257,671        $       ---


     See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                        PREFERRED      PREFERRED         COMMON            COMMON        ACCUMULATED
                                          SHARES         STOCK           SHARES             STOCK          DEFICIT
                                        ----------     ----------       ----------          ------        -----------

BALANCE, DECEMBER 31, 1996                     ---            ---       8,050,401       $42,970,749     $(37,825,326)

Net loss                                                                                                  (5,422,652)
Issuance of common stock:
   Conversion of debentures                                             1,219,727         2,742,753
   Private placement                                                      120,000           180,000
   Acquisition earn-out                                                   426,749         1,264,776
Beneficial conversion feature of
   convertible debt                                                                         333,333
                                          --------       --------     -----------       -----------     -------------

BALANCE, DECEMBER 31, 1997                     ---            ---       9,816,877        47,491,611      (43,247,978)


Net loss                                                                                                  (2,841,859)
Issuance of preferred stock:
   Private placement                            20       $900,000
Issuance of common stock:
   Conversion of debentures                                               236,380           273,970
   Conversion of preferred stock                (5)      (250,000)        108,265           257,671
   Private placement                                                      900,000         1,620,000

Dividends payable - preferred
 stock                                                                                                       (32,670)
                                          --------       --------     -----------       -----------     -------------

BALANCE, JUNE 30, 1998                          15       $650,000      11,061,522       $49,643,252     $(46,122,507)
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


NOTE 2 - INVENTORIES

The following is a summary of inventories at June 30, 1998 and December 31, 1997:

                                        JUNE 30,    DECEMBER 31,
                                          1998          1997
                                       ----------   ------------

Raw materials                          $2,327,302    $1,988,897
Work in process and sub-assemblies      2,145,360     2,591,442
Finished goods                            917,957       794,172
                                       ----------    ----------
                                       $5,390,619    $5,374,511
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

NOTE 5 - RESTATEMENTS

The Form 10-QSB/A for the period ended 6/30/98 has been restated to reflect an accounting treatment related to certain sales of PCMobile computers in which customers were given PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the sales were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the sale. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. Cycomm recorded revenue on the sales at the time the 586s were shipped. There were several delays in the development of the Pentium PCMobile, which caused these sales to extend over multiple accounting periods.

Management has determined that revenue should not have been recognized when the 586s were shipped, but should have been delayed until the Pentiums were shipped to the customers. The 586s have been reclassified as demonstration units, which are recorded in inventory, and are now depreciated over a one year period. Payments received from customers have been recorded as deferred revenue.

For the three months ended June 30, 1998 the effects of the restatements are as follows. Revenues were reduced by $538,942 with a corresponding reduction in cost of sales of $361,555. Depreciation expense increased by $197,866. Accounts receivable decreased by $435,505, inventory increased by $163,689, and the Company recorded $103,437 in deferred revenue.

For the six months ended June 30, 1998 the effects of the restatements are as follows. Revenues were reduced by $1,231,172 with a corresponding reduction in cost of sales of $828,921. Depreciation expense increased by $268,847. Accounts receivable decreased by $1,034,589, inventory increased by $560,074, and the Company recorded $196,583 in deferred revenue.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and June 30, 1997

Revenues for the three months ended June 30, 1998 were $4,363,048 which represents an increase of 63% over revenues of $3,408,977 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $4,104,116, as compared to $1,387,115 in the prior period. However, sales of secure computing products were $1,048,497, a decrease of $404,258 from the prior period. These two product lines, which comprise the computer products segment, accounted for 93% of total revenue, as compared to 92% in the prior period. The remaining revenue of $387,120 is related to the communications security products segment, and reflects a decrease of $181,987 from the prior period.

Cost of sales for the three months ended June 30, 1998 were $4,363,048 as compared to cost of sales of $2,437,669 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $4,134,139, resulting in a gross margin of 20%, as compared to cost of sales of $2,142,743 and gross margin of 25% in the prior period. The gross margin in the communications security products segment was 41% in the current period, as compared to 48% in the prior period.

Operating expenses were $2,446,883 for the three months ended June 30, 1998 as compared to $2,261,883 in the prior period. Selling, general and administrative expenses decreased $158,239 to $1,608,986 for the current period. Research and development costs were $308,980 as compared to $320,846 in the prior period. The costs in the current period are related to the engineering of the PCMobile Pentium(TM) computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $528,917 for the three months ended June 30, 1998 as compared to $179,180 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

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

The net loss of $1,453,550, or ($0.14) per basic share, for the three months ended June 30, 1998 represents a decrease from $1,490,784, or ($0.16) per basic share for the three months ended June 30, 1997. The decrease in net loss is largely due to the improved performance of the PCMobile product line, offset by the results of the secure computing product line.

Six Months Ended June 30, 1998 and June 30, 1997

Revenues for the six months ended June 30, 1998 were $10,123,072 which represents an increase of 44% over revenues of $7,033,684 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to

$7,242,265, as compared to $2,849,433 in the prior period. However, sales of secure computing products were $2,061,614, a decrease of $1,037,104 from the prior period. These two product lines, which comprise the computer products segment, accounted for 92% of total revenue, as compared to 85% in the prior period. The remaining revenue of $819,193 is related the communications security products segment, and reflects a decrease of $266,340 from the prior period.

Cost of sales for the six months ended June 30, 1998 were $7,601,278 as compared to cost of sales of $4,953,094 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $7,121,265, resulting in a gross margin of 27%, as compared to cost of sales of $4,323,157 and gross margin of 27% in the prior period. The gross margin in the communications security products segment was 41% in the current period, as compared to 42% in the prior period.

Operating expenses increased to $5,006,343 for the six months ended June 30, 1998 as compared to $4,208,625 in the prior period. Selling, general and administrative expenses increased to $3,406,697 for the current period. Research and development costs increased to $680,894 as compared to $548,300 in the prior period. These costs are related to the engineering of the PCMobile Pentium (TM) computer, and the development of new products for the Company's secure computing product line. Depreciation and amortization increased to $918,752 for the six months ended June 30, 1998 as compared to $370,003 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos").

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

The net loss of $2,841,859, or ($0.28) per basic share, for the six months ended June 30, 1998 represents an increase from $2,643,099, or ($0.30) per basic share for the six months ended June 30, 1997. The increase in net loss is due to increased losses inthe secure computing product line, offset by the improved performance of the PCMobile product line.

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

The Company's net working capital decreased to ($5,518) at June 30, 1998, from $3,000,654 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures being reclassified from long term to current obligations of the Company.

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