Form 10-Q/A
period 1998-09-30
CYCOMM INTERNATIONAL INC
filed 1999-04-30
CIK 869979

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

        CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
       AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     September 30,     December 31,
                                         1998             1997
                                     -------------     ------------
ASSETS                                (Unaudited)
Current assets:
   Cash and cash equivalents           $737,600         $617,636
   Accounts receivable, net           3,658,325        5,171,402
   Inventories                        5,262,026        5,374,511
   Prepaid expenses                      86,080           96,029
                                      ---------       ----------
      Total current assets            9,744,031       11,259,578
                                      ---------       ----------

Fixed assets, net                     1,521,098        1,582,475

Other assets:
   Goodwill, net                      2,262,678        2,534,733
   Notes receivable                     139,467          183,185
   Deferred financing costs, net         80,759          179,460
   Other                                269,474          211,845
                                    -----------      -----------
                                      2,752,378        3,109,223
                                    -----------      -----------
                                    $14,017,507      $15,951,276
                                    ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade           $2,715,354       $3,386,543
   Accrued liabilities                1,596,441        1,481,427
   Due to affiliate                     217,729          318,603
   Deferred revenue                     934,947            ---
   Dividends payable on preferred
     stock                               23,333            ---
   Current portion of capital lease
     obligations                         19,013           29,468
   Revolving credit facility          2,174,703        2,629,308
   Current portion of notes payable
     and convertible debentures       3,189,324          413,575
                                      ---------          -------
      Total current liabilities      10,870,844        8,258,924
                                      ---------        ---------

Capital lease obligations, less
   current portion                       46,163           54,294
Notes payable and convertible
   debentures, less current portion     252,432        3,394,425

Stockholders' equity:
Series B Preferred Stock, 8 shares
   issued and outstanding at
   September 30, 1998                   300,000           ---
Common Stock, no par value,
  unlimited authorized shares,
  11,540,311 and 9,816,877 shares
  issued and outstanding
  at September 30, 1998 and
  December 31, 1997                  50,380,119      47,491,611
Accumulated deficit                 (47,832,052)    (43,247,978)
                                    -----------     -----------

      Total stockholders' equity      2,848,067       4,243,633
                                    -----------     -----------
                                    $14,017,507     $15,951,276
                                    ===========     ===========


    See accompanying notes to condensed consolidated financial statements.

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                               (Unaudited)



                            Three Months Ended            Nine Months Ended
                            ------------------            -----------------
                       September 30, September 30,   September 30, September 30,
                          1998           1997          1998          1997
                       ---------------------------   ---------------------------

Sales                    $4,419,348    $3,489,490    $14,542,419    $10,523,175
Cost of sales             3,560,515     2,624,733     11,161,792      7,577,827
                          ---------     ---------     ----------      ---------
Gross profit                858,833       864,757      3,380,627      2,945,348
                          ---------     ---------     ----------      ---------

Expenses
 Selling, general
   and administrative     1,378,181     1,277,365      4,734,878      4,570,800
 Research and product
   development              529,653       337,660      1,210,547        885,961
 Depreciation and
   amortization             552,620       227,493      1,471,373        597,496
 Foreign exchange
   loss (gain)             (111,474)        3,214       (111,474)            97
 Write-down of
   investments to
   net realizable value        ---           ---          50,000           ---
 Write-down of inventories
   to net realizable value   35,833          ---          35,833           ---
                          ---------      ---------     ---------      ---------
                          2,384,813      1,845,732     7,391,157      6,054,354
                          =========      =========     =========      =========


Loss from Operations     (1,525,980)      (980,975)   (4,010,530)    (3,109,006)

Other Income (Expense)

 Interest income             20,430         10,983        51,711         46,885
 Interest expense          (190,044)      (193,770)     (580,143)      (776,892)
 Other income                  ---           6,671         1,508         38,825
                         ----------    -----------    ----------    -----------
                           (169,614)      (176,116)     (526,924)      (691,182)
                         ----------    -----------    ----------    -----------
Net Loss               $(1,695,594)   $(1,157,091)   $(4,537,454)   $(3,800,188)
                         ==========    ===========    ==========    ===========


Loss Per Share

 Net loss per share          $(0.15)        $(0.12)       $(0.43)        $(0.42)
                             ======         ======        ======         ======

 Weighted average number
   of common shares
   outstanding           11,193,903      9,408,175    10,517,830      9,041,709
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

                                             Nine Months Ended
                                             -----------------
                                        September 30,   September 30,
                                            1998            1997
                                        -------------   -------------
Operating activities
  Net loss                              $(4,537,454)    $(3,800,188)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Depreciation and amortization           1,471,373         597,496
  Realized loss (gain) on
    marketable securities                      ---          (38,825)
    Write-down of investments                50,000            ---
    Write-down of inventories                35,833            ---
    Non-cash expenses                        13,889         439,368
    Research and product
      development                             6,502          24,124
  Change in operating assets and
    liabilities                           1,205,193         (68,456)
                                         ----------      ----------
  Cash used in operating activities      (1,754,664)     (2,846,481)
                                         ----------      ----------

Investing activities
  Acquisition of fixed assets              (261,186)       (261,373)
  Proceeds on disposal of fixed assets         ---           38,954
  Increase in long-term investment             ---         (205,000)
  Decrease in long-term investment             ---          513,500
  Increase in notes receivable              (50,000)       (186,500)
  Decrease in notes receivable               50,249          41,520
  Other                                    (126,251)       (109,441)
                                           --------        --------
  Cash used in investing activities        (387,188)       (168,340)
                                           --------        --------

Financing activities
  Issuance of common stock                1,991,250            ---
  Issuance of preferred stock               900,000            ---
  Borrowings under revolving credit
    facility                               (454,605)        270,993
  Repayment of notes payable and
    convertible debentures                 (126,244)       (329,401)
  Borrowings under convertible
    debentures                                 ---        3,000,000
  Deferred financing costs on
    convertible debentures                  (30,000)       (300,000)
  Repayment - capital leases                (18,585)        (64,347)
  Cash provided by financing              ---------       ---------
    activities                            2,261,816       2,577,245
                                          ---------       ---------

  Increase (decrease) in cash and
    cash equivalents during the period      119,964        (437,576)
  Cash and cash equivalents, beginning
    of period                               617,636       1,220,544
                                            -------       ---------
  Cash and cash equivalents, end of
    period                                 $737,600        $782,968
                                           ========        ========

Supplemental cash flow information:
  Interest paid                            $563,538        $250,187
  Income taxes paid                            ---             ---

Non-cash investing and financing
  activities:
  Conversion of convertible
    debentures to common stock             $278,625      $2,646,649
  Conversion of preferred stock to
    common stock                           $623,288           ---


    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                            (Unaudited)


                      Preferred  Preferred    Common    Common     Accumulated
                       Shares      Stock      Shares     Stock       Deficit
                      ---------  ---------    ------    ------     -----------
Balance,
December 31, 1996           ---        ---  8,050,401 $42,970,749 $(37,825,326)

Net loss
Issuance of common
  stock:                                                             (5,422,652)
  Conversion of
    debentures                             1,219,727    2,742,753
   Private placement                         120,000      180,000
   Acquisition
     earn-out                                426,749    1,264,776
Beneficial conversion
  feature of
  convertible debt                                        333,333
                       ---     --------   ----------  ----------- ------------
Balance,
December 31, 1997      ---          ---    9,816,877   47,491,611  (43,247,978)

Net loss                                                            (4,537,454)
Issuance of preferred
  stock:
   Private placement     20     $900,000
Issuance of common
  stock:
  Conversion of
    debentures                               236,380      273,970
  Conversion of
    preferred stock     (12)    (600,000)    287,054      623,288
  Private placement                        1,200,000    1,991,250
Dividends payable -
preferred stock                                                        (46,620)
                        ---     --------  ----------  ----------- ------------


Balance,
September 30, 1998        8     $300,000  11,540,311  $50,380,119 $(47,832,052)
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


NOTE 2 - INVENTORIES

The following is a summary of inventories at September 30, 1998 and December 31, 1997:

                                  September 30,   December 31,
                                      1998           1997

Raw materials                      $2,187,939      $1,988,897
Work in process and sub-assemblies  2,440,115       2,591,442
Finished goods                        633,972         794,172
                                   ----------      ----------
                                   $5,262,026      $5,374,511
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

NOTE 5 - RESTATEMENTS

The Form 10-QSB/A for the period ended 9/30/98 has been restated to reflect an accounting treatment related to certain sales of PCMobile computers in which customers were given PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors
(the "Pentiums") became available. At the time the sales were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the sale. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. Cycomm recorded revenue on the sales at the time the 586s were shipped. There were several delays in the development of the Pentium PCMobile, which caused these sales to extend over multiple accounting periods.

Management has determined that revenue should not have been recognized when the 586s were shipped, but should have been delayed until the Pentiums were shipped to the customers. The 586s have been reclassified as demonstration units, which are recorded in inventory, and are now depreciated over a one year period. Payments received from customers have been recorded as deferred revenue.

                                     Page 9
For the three months ended September 30, 1998 the effects of the restatements are as follows. Revenues were reduced by $11,206 with a corresponding reduction in cost of sales of $7,280. Depreciation expense increased by $208,443. Accounts receivable increased by $727,159, inventory decreased by $201,163, and the Company recorded $738,365 in deferred revenue.

For the nine months ended November 30, 1998 the effects of the restatements are as follows. Revenues were reduced by $1,242,378 with a corresponding reduction in cost of sales of $836,201. Depreciation expense increased by $477,291. Accounts receivable decreased by $307,430, inventory increased by $358,910, and the Company recorded $196,583 in deferred revenue.

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

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations

Three Months Ended September 30, 1998 and September 30, 1997

Revenues for the three months ended September 30, 1998 were $4,419,348 which represents an increase of 27% over revenues of $3,489,490 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $3,038,747 as compared to $1,867,758 in the prior period. However, sales of secure computing products were $1,022,296, as compared to $1,297,100 from the prior period. These two product lines, which comprise the computer products segment, accounted for 92% of total revenue, as compared to 91% in the prior period. The remaining revenue of $358,305 is related to the communications security products segment, and reflects an increase of $33,674 from the prior period.

Cost of sales for the three months ended September 30, 1998 were $3,560,515 as compared to cost of sales of $2,624,733 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $3,361,612, resulting in a gross margin of 17%, as compared to cost of sales of $2,446,130 and gross margin of 23% in the prior period. The gross margin in the communications security products segment was 49% in the current period, as compared to 45% in the prior period.

Operating  expenses  were  $2,384,813  for the three  months  ended
September   30,  1998  as  compared  to  $1,845,732  in  the  prior
period. Selling, general and administrative expenses increased $100,816 to $1,378,181 for the current period. Research and development costs were $529,653 as compared to $337,660 in the prior period. Current period costs are related primarily to the engineering of the PCMobile Pentium(TM) and the next generation Pentium II(TM) computers. Depreciation and amortization increased to
$552,620  for  the  three  months  ended   September  30,  1998  as
compared to $227,493 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the
accelerated    depreciation   of   PCMobile   demonstration   units
("demos").   The  Company  realized  a  foreign  exchange  gain  of
$111,474 for the three months ended September 30, 1998 as a result of the increased strength of the U.S. dollar as compared to the Canadian dollar.

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

The net loss of $1,695,594 or $0.15 per basic share, for the three months ended September 30, 1998 represents an increase from $1,157,091 or $0.12 per basic share for the three months ended September 30, 1997. The Company experienced significantly higher sales levels as compared to prior period, however, operating expenses also increased as the Company invested in the development and the sales and marketing of its next generation PCMobile products. These factors, combined with increased depreciation and amortization costs caused greater losses in the current period, as compared to the quarter ended September 30, 1997.

Nine Months Ended September 30, 1998 and September 30, 1997

Revenues for the nine months ended September 30, 1998 were $14,542,419 which represents an increase of 50% over revenues of $10,523,175 for the prior period. Sales of the Company's PCMobile rugged laptop computers increased to $10,523,175 as compared to $4,717,191 in the prior period. However, sales of secure computing products were $3,083,910, a decrease of $1,311,909 from the prior period. These two product lines, which comprise the computer products segment, accounted for 92% of total revenue, as compared to 87% in the prior period. The remaining revenue of $1,177,497 is related the communications security products segment, and reflects a decrease of $232,668 from the prior period.

Cost of sales for the nine months ended September 30, 1998 were $11,161,792 as compared to cost of sales of $7,577,827 for the prior period. This increase is a result of the increased sales volume of PCMobile products, offset by the decrease in sales volume for secure computing products. Cost of sales for the computer products segment were $10,482,632, resulting in a gross margin of 22%, as compared to cost of sales of $6,769,288 and gross margin of 26% in the prior period. The gross margin in the communications security products segment was 42% in the current period, as compared to 43% in the prior period.

Operating expenses increased to $7,391,157 for the nine months ended September 30, 1998 as compared to $6,054,354 in the prior period. Selling, general and administrative expenses increased to  $4,734,878,  an  increase of  $164,078  from the prior  period.
Research  and   development   costs   increased  to  $1,210,547  as
compared  to  $885,961  in  the  prior  period.   These  costs  are
related to the engineering of the PCMobile Pentium(TM) and Pentium II(TM) computers, and the development of new products for the
Company's   secure   computing   product  line.   Depreciation  and
amortization increased to $1,471,373 for the nine months ended September 30, 1998 as compared to $597,496 in the prior period. This increase is primarily the result of amortization of goodwill related to the acquisitions of XL Computing Corporation and XL Canada and the accelerated depreciation of PCMobile demonstration units ("demos"). The Company realized a foreign exchange gain of $111,474 for the nine months ended September 30, 1998 as a result of the increased strength of the U.S. dollar as compared to the Canadian dollar.

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

The net loss of  $4,537,454,  or $0.43  per  basic  share,  for the nine months ended September 30, 1998 represents a decrease from $3,800,188, or $0.42 per basic share for the nine months ended September 30, 1997. The decrease in net loss in largely due to the profitable performance of the PCMobile product line, offset in part by the results of the secure computing product line, increased research and development costs and increased depreciation and amortization expenses.

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

The Company's net working capital decreased to $(1,126,813) at September 30, 1998, from $3,000,655 at December 31, 1997. The decrease in net working capital is a result of $3,000,000 of convertible debentures due February 28, 1998 being reclassified from long term liabilities to current liabilities.

The Company  continues  to  experience   losses   from
operations, management   anticipates   that  additional  debt  or
equity financings will be required in the near term in order to fund the operations and continued growth of the Company. The secure computing division of the Company has been restructured to reduce overhead costs, and management believes that future operations of the division will be funded through working capital. The operations of the communications products segment have improved through the results of certain restructurings;
accordingly, this business segment will require only minimal financing through funding from the parent company. The Company anticipates that revenue and gross margin improvements will enable the Company to achieve profitability in the near term. The Company believes that it has the capital resources available through additional debt and equity financings to develop and market its products and to make acquisitions. The Company believes that it will be able to meet its obligations in the near term. There can, however, be no assurance that the above will be successfully accomplished, or will be possible on terms acceptable to the Company.

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