Form 10-K
period 1998-12-31
CYCOMM INTERNATIONAL INC
filed 1999-04-30
CIK 869979

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                  FORM 10-KSB
(Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1998

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

Check  whether  the  issuer  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year.  $18,991,587

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 1999 was approximately $10,150,504 (based on the closing ale price of $0.82 per share at which the stock was sold on March 31, 1999).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 1, 1999, 12,492,928 shares

                     DOCUMENTS INCORPORATED BY REFERENCE
(1) Definitive  Proxy  Statement for 1998 Annual Meeting of  Stockholders  ---
Part III - Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
      Yes               No     X

                              TABLE OF CONTENTS

                                                                        PAGE

                                    Part I

Item 1.    Description of Business ...............................        3

Item 2.    Description of Property................................       18

Item 3.    Legal Proceedings......................................       18

Item 4.    Submission of Matters to a Vote of Security Holders....       18

                                   Part II

Item 5.    Market for Common Equity and Related Stockholder Matters      19

Item 6.    Management's Discussion and Analysis or Plan of Operation     20

Item 7.    Financial Statements...................................       25


Item 8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...........................       25

                                   Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
Compliance
               with Section16(a) of the Exchange Act..............       26

Item 10.  Executive Compensation..................................       26

Item 11.  Security Ownership of Certain Beneficial Owners and Management 26

Item 12.  Certain Relationships and Related Transactions..........       26

Item 13.  Exhibits and Reports on Form 8-K........................       27

Signatures........................................................       29

                                    PART I


ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

      Cycomm International Inc. (hereinafter referred to as "Cycomm International" and together with its subsidiaries, the "Company") develops, manufactures and markets value-added rugged computer products, secure computing products and secure telecommunications products. The Company's rugged computer products are designed to function in adverse environments under extreme weather, shock, moisture and vibration operating conditions. The Company's secure computer products are designed to protect users against the unauthorized interception of electromagnetic emissions emanating from computer systems. The Company's secure telecommunications products are designed to protect users against the unauthorized interception of wireless conversation from cellular communications. The Company is currently involved in negotiations to sell its secure computing and the Val-Comm subsidiary in its secure telecommunications divisions. For further discussion of the potential sales of subsidiaries, see Managements Discussion and Analysis or Plan of Operation.

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

      The Company continued to develop the voice privacy and encryption technologies through 1996. The Company made two strategic acquisitions that allowed it to leverage existing technologies and to participate in the larger mobile and secure computer market. Specifically, the Company acquired XL Computing Corporation (later named Cycomm Secure Solutions Inc.) in March 1996 and XL Computing Canada Inc. (later named Cycomm Mobile Solutions Inc.) in June 1996. Cycomm Secure Solutions is engaged in the design, manufacture and marketing of secure computer systems. Cycomm Mobile Solutions is engaged in the design, manufacture and marketing of rugged mobile computer systems.

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

      The Company recorded record revenues in its mobile computing division in 1998, however revenues in the secure computing division continued to decrease. The secure computing division also generated substantial losses for the year ended December 31, 1998. The secure telecommunications division experienced immaterial losses for the year ended December 31, 1998. The Company is currently exploring the potential sale of its secure computing
division  and  the  Val-Comm  subsidiary  in  its  secure   telecommunications
division. Management believes that the sales of these subsidiares will allow the Company to focus its resources on the still growing mobile computing market. For a further discussion of the potential sales of subsidiaries, see Management's Discussion and Analysis or Plan of Operation.


The Company currently has four active wholly-owned subsidiaries as follows:

      - Cycomm Mobile Solutions Inc. ("CMS"), incorporated in Quebec, Canada on June 3, 1996.
      - Cycomm Secure Solutions Inc. ("CSS"), incorporated in Delaware, on February 26, 1996.
      - Val-Comm, Inc. ("Val-Comm"), incorporated in New Mexico, on July 12,
        1984.
      - Cycomm Corporation ("Cycomm"), incorporated in Oregon, on January 1,
        1985.


                     Cycomm International Inc.
                       McLean, Virginia
                        Executive Office

  (100% owned)            (100% owned)         (100% owned)          (100% owned)
  Cycomm Mobile           Cycomm Secure       Val-Comm, Inc.      Cycomm Corporation
  Solutions Inc.          Solutions Inc.       Albuquerque,           Portland,
    Montreal,               Sebastian,          New Mexico             Oregon
     Canada                  Florida


     Executive  Office.  The  Company's   principal   executive  offices  are
located in McLean, Virginia. Management of all subsidiaries and the Company's growing number of strategic relationships is conducted from this location, along with overall administration, financial, investment, and investor relations responsibilities.

      Cycomm Mobile Solutions Inc. Located in Montreal, Canada, this subsidiary designs, manufactures and markets ruggedized mobile computing and communications systems primarily to the public safety and utility markets. CMS has expanded the Company's ruggedized computer product line by adding state, local and commercial markets to CMS's core government and military business.

      Cycomm Secure Solutions Inc. Located in Sebastian, Florida, this subsidiary designs, tests, manufactures, and markets ruggedized, TEMPEST specified computer and communication equipment for niche markets worldwide. TEMPEST is the name given to the classified specification, NSTISSAM/ 1-95, for securing computer equipment and peripherals against electromagnetic eavesdropping on the electromagnetic radiation emanating from all electronic equipment. The Company is currently involved in negotiations to sell its secure computing division. For a further discussion of the potential sale of Cycomm Secure Solutions, see Management's Discussion and Analysis or Plan of Operation.

      Val-Comm, Inc. Located in Albuquerque, New Mexico, this subsidiary is a communications, engineering and consulting company which provides feasibility studies for possible development projects and custom communications equipment developed for classified U.S. government agencies. These activities can include prototype development but generally involve the modification of one or more products available from unrelated companies into an integrated communications system to meet its customers requirements. Such work involves classified U.S. government contracts for which Val-Comm maintains U.S. government facilities security clearances. The Company is currently involved in negotiations to sell its Val-Comm subsidiary. For a For further discussion of the potential sale of Val-Comm, see Management's Discussion and Analysis or Plan of Operation.

      Cycomm Corporation. Located in McLean, Virginia, this subsidiary developed security products using both encryption and scrambling of voice and data signals for the wireless and wireline telecommunications industry. This subsidiary was originally located Portland, Oregon, however during 1998, the Portland office was closed. All Cycomm Corporation activity, including the licensing of encryption products, is done in McLean, Virginia.

Market for the Company's Products and Services

Ruggedized Computers. The Company, through its CMS subsidiary, has developed a ruggedized laptop computer called the PCMobile that is specifically designed for the public safety market. The Company currently markets the PCMobile to local and state police and fire departments and other public safety agencies as well as utility, commercial and industrial markets. The PCMobile has been designed to withstand the specific extreme operating conditions of the public safety market.

      Ruggedized computers are computers that are built to withstand certain environmental and operational hazards with which standard commercial computers functioning indoors would not typically have to contend. The ruggedization of the computer is an attempt to protect or insulate it fully from such hazards or at least minimize their adverse impact so that the computer can function to accomplish the specific tasks of its operating requirements. Computers are ruggedized by the selection and mounting of certain components, the design, configuration and fabrication of enclosures and electronics and the application of special casings, seals and coatings. The design and fabrication of the computer encasement and keyboard with tougher materials, full closure and special sealants also protect it against moisture, humidity, particles and temperature extremes.

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

      The growth in the public safety market for rugged mobile computers is driven by several factors. There has been an increase in federal funding made available to local public safety agencies through the COPS MORE and other programs which are designed to increase the number of police on the street. There is also an effort to integrate dispatch, field data and communications systems. Also, there are currently more rugged mobile computer options, including the PCMobile, available to public safety organizations. As public safety officers become more familiar and comfortable with the use and benefits of new technology, management believes that the market will continue to grow.

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

      The Company, through its CSS subsidiary, manufactures a full line of TEMPEST and EMI ("electromagnetic interference") computers, both stationary and portable, and related products that protect against the interception of electromagnetic emanations.

      The Company is currently involved in negotiations to sell its secure computing division. See Note 18 of the accompanying financial statements for a further discussion of the potential sale.

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

      The Company developed a product called the Slice CSD, which provides full encryption over analog cellular systems and is compatible with the
Lucent  Telephone  Security  Device  product  line.  Historically,   the  main
customer for the CSD Slice product was the U.S. Government. In 1997, the Company determined that the commercial market for cellular security had not developed to a degree that demand for the Companys products would support
the  continuing   engineering   required  to  advance  the  product  line.  In
addition, continued U.S. Government restrictions on the export of encryption technology severely limited the global market potential for these products. During 1997, Cycomm discontinued development and further production of cellular security products and is instead concentrating on licensing the patented Slice design. While two license agreements have been executed, royalty payments were immaterial and are expected to remain immaterial in the future as the related products on analog technology, while the wireless industry is shifting towards the use of digital phones.

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

      PCMobile. The PCMobile is a "ruggedized" mobile computer specifically developed for optimal mobility, flexibility and performance under severe operating conditions. It is ideal for public safety and field service. The PCMobile is certified to be used almost anywhere, performing reliably in spite of extreme conditions. The rugged magnesium housing makes the PCMobile spill and shock-proof and preserves the unit's structural integrity even at high temperatures. The light blue casing reflects rather than absorbs light, helping to maintain the electronic circuitry at lower operating temperatures. The screens are either transflective monochrome or color and can be seen in direct sunlight. Rubber gaskets are fitted around door openings and between case mating parts. All external connectors have been rain-tested. The PCMobile also stands up to vibration and protects against electrostatic discharge. CSS manufacturers a Pentium and a 586 model of the PCMobile.

      TEMPEST Pentium Computer. The TEMPEST Pentium Computers, model 205MX,and 210MX are 133MHz and 166MHz products based on the Intel Pentium TM microprocessor with the industry standard ISA/PCI bus packaged in the exclusive CSS TEMPEST cabinet. Both products include a 3.5" 1.44MB floppy drive and can be configured as a desktop, or rack mount unit. It can accommodate up to 4 storage devices including floppy drives, removable IDE and SCSI hard drives, cartridge drives and tape backup systems. High speed 32 bit I/o is provided by 3 PCI slots.

      TEMPEST Pentium Laptop Computer. The XL 425LT uses an Intel Pentium TM 200MHz MMX microprocessor with an optional upgrade to a 233MHz processor with memory upgrades up to 128MB. This laptop has a 12.1" display with 2MB VRAM and 800 x 600 resolution while offering 1280 x 1024 resolution for external monitors. Removable disk drives available range from 2.1 to 4.0 GB with larger models on the way. In the tradition of CSS's strategy to listen to our customers and design and build to their needs, the 425LT has two serial ports and supports both the 1.44MB floppy and the 20X CDROM drive simultaneously. Housed in an aluminum alloy chassis, this laptop is significantly more rugged than standard commercial units and can be classified as a COTS ("commercial off-the-shelf") Rugged product.

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

      Cycomm Secure Solutions Customer Service Group. CSS offers a full range of security services including our worldwide Customer Service Group. This group has been providing superior on-site and return-to-factory product support in excess of twenty (20) years. CSS requires that all CSS Field Technicians and Engineers complete "A+ Certification". With A+ Certification as a basis, these field service personnel are then factory trained to repair all CSS products. Cycomm Secure Solutions is an experienced organization in dealing with security issues in equipment maintenance. As such, all field service personnel are also trained in the specific requirements of maintenance operations in secure environments to ensure that the security of the equipment is not compromised. CSS provides 24 hour toll free technical support to ensure our customers' problems are resolved in a timely manner.

      TEMPEST Monitors. CSS offers a full line of ruggedized TEMPEST and EMI compliant monitors. The EMI and TEMPEST designs use a combination of containment and suppression techniques that retain the OEM cabinetry. A high quality OCLI glass screen with anti-reflective coating is incorporated into the display providing maximum resolution and brightness.

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

      The Company no longer  manufactures  the Slice CSD,  however  Cycomm has
licensed  the  technology  to  two  separate  manufacturers.   Future  royalty
payments are expected to be immaterial to the Company's total revenue.

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

      The Company promotes its rugged and secure computer products through the dissemination of product literature, attendance and exhibition at trade shows and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. The Company does some advertising in trade periodicals. Management believes that, to date, most of the Company's sales leads have been generated by trade shows, its web sites and word-of-mouth referrals. The Company is expanding its sales and marketing efforts in all of its markets as follows: (i) increasing its presence at trade shows with larger booths and more extensive exhibits; (ii) increasing the number of trade shows in which Company personnel attend and products are presented; (iii) hiring additional sales personnel and consultants to gather leads and promote sales; (iv) expanding sales and marketing activities in the utility and commercial markets; and (v) investing in research and development in order to increase its product offering.

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



Backlog

      On December 31, 1998, the Company had a backlog of contracts and purchase orders of approximately $3.3 million in its mobile computing segment as compared to $6.7 million at December 31, 1997. Subsequent to December 31, 1998, the Company received contracts and purchase orders of approximately $2.6 million for mobile computing equipment which is not included in the above backlog amount.

      In its secure computing segment, the Company had a backlog of contracts and purchase orders of approximately $240,000 at December 31, 1998 as compared to $900,000 at December 31, 1997. Subsequent to December 31, 1998, the Company received contracts and purchase orders of approximately $3.4 million for secure computing equipment which is not included in the above backlog amount.

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

Reliance Upon Certain Customers

      The Company is not dependent upon any single customer that purchases its products. However, sales to two major customers comprise 16% and 15% respectively, of sales for the year ended December 31, 1998. Sales to two major customers comprised 9% and 9% respectively, of sales for the year ended December 31, 1997.

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

      During fiscal year 1998, the Company continued to make relatively large research and development investments on the PCMobile product line. These significant changes mainly focused implementing faster processors such as Pentium chips, new functionality and new screens.

      During the year ended December 31, 1998 and year ended December 31, 1997, the Company spent $1,695,208 and $1,307,720, respectively, on research and product development, primarily for development of new products and products complementary to the existing line of secure and rugged computer products. The Company anticipates additional research and development expenditures on future development of products.

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

      On January 20, 1998, Cycomm received, as assignee, U.S. Patent No. 5,711,013 entitled "Conforment Compact Portable Cellular Phone Case System and Connector." This patent covers Cycomm's Slice packaging and functionality, as it applies to a number of potential applications for the Motorola MicroTAC line of cellular phones. Cycomm's Slice products, the Series 300 Slice HPU and Series 500 Slice CSD, now have full patent protection. The Company plans to pursue licensing opportunities of the Slice technology, and to protect against any infringement of the Slice patent.

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

      Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an "as is" condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. However, in many cases even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or customized components for most of its computers rather than strictly ordinary commercial ones, as do many of its competitors. The company also applies SMT to the fabrication of most of its computer boards. In addition, the Company designs such boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software to give the customer greater control over configuration and components.

      With respect to its secure computer business, the Company encounters competition from Wang Laboratories, Secure Computer Systems, and NAI. As for its PCMobile rugged laptops, the Company mainly encounters competition from Panasonic. Certain large manufacturers of commercial notebook computers such as Panasonic and IBM have introduced commercial notebooks that have been sealed and ruggedized to some extent. These companies are presently offering such products at prices from approximately one-third to one-half the Company's more rugged versions.

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

Employees

      The Company currently employs approximately 132 people, of which approximately 77 are employed in the United States and 55 in Canada. Approximately 31 employees work in customer sales and service, 29 employees work in administration, 29 employees work in research and development and 43 employees work in manufacturing.

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

ITEM 2.     DESCRIPTION OF PROPERTY

As of December 31, 1998, the Company leased the following facilities:

                                                    Approximate

    Location        Type of Facility    Condition    Square Ft.
McLean, VA        Executive Office      Excellent       4,000
Sebastian, FL     Manufacturing, R&D    Excellent      44,000
                  And Distribution
Montreal, QB      Manufacturing, R&D    Excellent      10,300
                  and Distribution
Albuquerque, NM   Manufacturing, R&D    Excellent       7,500
                  And Sales

      Management believes that its manufacturing facilities at Sebastian, FL and Montreal, QB will meet its operational needs for the foreseeable future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, such facilities are available in the immediate vacinity of the current locations.

ITEM 3.     LEGAL PROCEEDINGS

      A lawsuit was instituted against the Company on September 2, 1998 in the United States District Court for the Eastern District of Virginia by the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation from which the Company and a subsidiary purchased certain PCMobile assets in June 1996. The lawsuit alleges breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement and seeks monetary damages and other relief. The Company is currently involved in settlement negotiations with M3i Technologies, Inc.

      The Company instituted a lawsuit on February 5, 1999 in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida against Infotech International, a Florida corporation involved in the resale of the Company's PCMobile computers. The lawsuit alleges breach of contract and conversion of funds. The Company is seeking damages of $592,959 plus interest.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      As of December 31, 1998, the Company's common stock was traded on The American Stock Exchange ("AMEX") under the symbol "CYI". However, on January 21, 1999, the Company was notified by the AMEX of their decision to delist Cycomm's stock from the exchange for failure to meet certain listing requirements. Specifically, the Company did not meet the minimum stockholder's equity requirement and had incurred consistent net losses in the prior fiscal years. Cycomm initially appealed the AMEX decision, however based on the advice of the Company's professionals and further consideration by management, the Company withdrew its appeal of the delisting. Trading
of the Company's  common stock   was  halted April  13, 1999 and Cycomm will
be delisted from the AMEX on April 30, 1999. The Company intends to apply for listing on the Over-the-Counter Bulletin Board immediately following the delisting from AMEX.

 The following tables set forth the reported high and low sales prices as reported by AMEX for the periods indicated:

                                             High                 Low
                                             ----                 ---
Year Ended December 31, 1997
      First quarter                         $4.00                $2.63
      Second quarter                         3.31                 2.00
      Third quarter                          3.50                 2.50
      Fourth quarter                         2.69                 1.25

Year Ended December 31, 1998
      First quarter                         $2.69                $1.63
      Second quarter                         3.56                 1.88
      Third quarter                          4.06                 1.56
      Fourth quarter                         2.31                 1.69

      On March 1, 1999, as reported by the Company's transfer agent, shares of common stock were held by 1,010 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

      The Company has not paid any dividends and has no present intention of paying dividends on the common stock in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant. The Company is required to pay dividends on its 10% convertible redeemable preferred stock. Dividends on the preferred stock can be paid in either cash or in shares of the Company's common stock. To date, all dividends have been paid in shares of common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                       Year Ended    Year Ended
                      December 31,   December 31,
                          1998          1997

Sales                  $18,991,587   $15,678,667
Cost of Sales           15,181,857    11,257,321
                        ----------    ----------
Gross Profit             3,809,730     4,421,346
                         ---------     ---------

Selling, general &       7,691,052     6,653,643
administrative
Research &               1,695,208     1,307,720
development
Depreciation &           2,105,116     1,050,998
amortization
Other                      (89,528)          658
                           -------           ---
                        11,401,848     9,013,019
                        ----------     ---------

Loss from operations    (7,592,118)   (4,591,673)

Interest expense          (778,065)     (946,235)
Other income, net           74,134       115,255
                            ------       -------
                          (703,931)     (830,979)
                          --------      --------

Net loss               $(8,296,049)  $(5,422,652)
                       ===========   ===========

Beneficial return on
preferred shares          (150,000)          ---
Net loss attributable  -----------   -----------
to common shareholders $(8,446,049)  $(5,422,652)
                       ===========   ===========



Net loss per share          $(0.78)       $(0.59)
                            ======        ======


      The revenues for the year ended December 31, 1998 were $18,991,587 which represents an increase of 21% over revenues of $15,678,667 for the prior year. Of these revenues, sales of the PCMobile rugged laptop computers accounted for $13,154,871 as compared to $8,064,465 in the prior period. However, sales of secure computing products decreased to $4,348,376 as compared to $5,787,487 in the prior year. The remaining revenue of $1,488,340 related to the communications security products segment and reflected a decrease of $338,375 from the prior year.

      Cost of sales for the year ended December 31, 1998 were $15,181,857 as compared to cost of sales of $11,257,321 for the prior year. Gross margin for the Company decreased to 20% for the year ended December 31, 1998 from 28% in the prior year. The decrease in gross margin is largely the result of the write-off of $615,823 in obsolete inventory in the secure computing division. The mobile computing division also experienced lower gross margins as a result of the decrease in the selling price of PCMobiles with 586 processors, which were being phased out for the introduction of the PCMobiles with Pentium processors. The gross margin for sales in the communications security products segment was 43%, as compared to 36% in the prior year. The increase in gross margin in the communications products segment is due to a change in sales mix, as revenues from the higher margin government consulting and engineering services increased, and sales of the Company's wireless security products decreased.

      Operating expenses increased to $11,401,848 for the year ended December 31, 1998 as compared to $9,013,019 for the prior year. The increase is largely due to an increase in depreciation and amortization expenses, which increased to $2,105,116 for the year ended December 31, 1998, an increase of
$1,054,119   from  the  prior  year.   The   increase  in   depreciation   and
amortization  expense is the result of depreciation of PCMobile  demonstration
units  ("demos").   Selling,  general  and  administrative  ("SG&A")  expenses increased to $7,691,052 for the year ended December 31, 1998 as compared to $6,653,643 from the prior year. The increase in SG&A expenses for 1998 is the result of two significant write-offs of bad debts of $592,959 and $296,928 and the inclusion of compensation expense related to the issuance of 300,000 stock options to non-employees, valued at $450,000. During 1998, the
Company also  incurred  an   expense  of  $615,823   related to  the impariment
of its inventory. Research and development costs increased $387,488 to $1,695,208 for the period ended December 31, 1998. This increase reflects the Company's expenditures on the Pentium and Pentium II models of the PCMobile computer, as well as enhancements of the TEMPEST line of computers.

      Interest expense for the year ended December 31, 1998 was $778,065 as compared to $946,235 for the prior year. This decrease is due to reduced non-cash interest expense offset by increased interest on the Company's credit lines and an increase in the interest rate on the Company's convertible debentures. Included in interest expense are charges of $13,889 and $478,720 for the years ended December 31, 1998 and December 31, 1997, respectively. These are non-recurring, non-cash charges related to convertible debt financing that give effect to beneficial conversion features.

      The net loss of $8,296,049, or ($0.78) per share, for the year ended December 31, 1998 represents an increase from $5,422,652, or ($0.59) per share for the year ended December 31, 1997. The increase in net loss is a result of the decrease in gross margins, offset by the increase in depreciation and amortization costs related to demo units, the increase in SG&A costs due to bad debt write-offs and stock-based compensation, and the increase in research and development costs for both the mobile computing and secure computing segments. The loss per share is computed on weighted average number of shares outstanding of 10,835,688 for the year ended December 31, 1998 and 9,108,335 for the year ended December 31, 1997.

Liquidity and Capital Resources

      The Company has satisfied working capital requirements through cash on hand, available lines of credit and various debt and equity related financings. At December 31, 1998, the Company had cash and cash equivalents of $710,421.

      In the year ended December 31, 1998, cash used in operations amounted to $2,684,318. Cash used in investing activities was $477,326 during the year ended December 31, 1998. Cash provided by financing activities was $3,254,429 for the year ended December 31, 1998. The Company obtained cash totaling $2,895,750 as a result of five separate private equity placements of common stock. Additionally, during 1998 the Company obtained $900,000 from the issuance of its Series B convertible redeemable preferred stock. The Company had a net decrease of $318,417 in borrowings under the secured credit facility during 1998. Various notes payable amounting to $173,575 were also repaid during the year ended December 31, 1998.

      The Company's net working capital decreased to ($3,501,702) at December 31, 1998, from $2,606,229 at December 31, 1997 as a result of several factors. The Company's $3,000,000 of convertible debentures due February 28,

1999 were reclassified from long term liabilities to current liabilities. Subsequent to December 31, 1998 the Company reached an agreement in principle with the holders to extend the maturity date to April 1, 2000. Cycomm wrote off accounts receivable for two large customers in the amounts of $592,959 and $296,928. Additionally, net working capital was decreased by a write-off of obsolete inventory of $612,853.

      Cycomm's auditors have issued a going concern qualification to their opinion on the Company. Management is addressing the going concern issue with several actions, including streamlining operations, evaluating potential sales or dispositions of operating segments and further capitalizing the Company through borrowings and private equity placements.

      The Company has signed a Letter of Intent for the sale of the assets of the secure computing subsidiary, Cycomm Secure Solutions Inc. to an investment group led by that subsidiary's current management. Terms of the transaction are currently being negotiated and are contingent on approval by the Company's Board of Directors and secure lender. Management believes that the proceeds of the sale will be approximately $800,000. The Company would also retain accounts receivable of CSS of approximately $600,000. Proceeds of the sale will be used to pay down a portion of the Company's secured line of credit and to fund the Company's working capital requirements.

      The  Company  has   also  signed  a Letter  of  Intent  for  the sale of
its secure telecommunications subsidiary, Val-Comm Inc. to an investment group led by that subsidiary's current management. Terms of the transaction are currently being negotiated, however management believes that the proceeds of the sale will be approximately $750,000. Proceeds of the sale will be used to fund the Company's working capital requirements.

      Management believes that the sales of these subsidiaries would improve the Company's current debt position, and would provide the Company with additional working capital. Cycomm would be able to focus its resources on the PCMobile product line, which has shown continued growth, and achieved record revenues in 1998. In the event that one or more of the above transactions are not completed or are unable to be completed on terms accetpable to management, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or protection under Federal bankruptcy laws.

      Cycomm has historically been able to raise capital through private equity placements. However, on January 21, 1999, the Company was notified by the AMEX of their decision to delist Cycomm's stock from the exchange for failure to meet certain listing requirements. Specifically, the Company did not meet the minimum stockholder's equity requirement and had incurred consistent net losses in the prior fiscal years. Cycomm will be delisted from the AMEX on April 30, 1999. The Company intends to begin trading on the Over-the-Counter Bulletin Board (OTCBB). The delisting from the AMEX and the lack of an established trading pattern on the OTCBB could adversely affect the Company's ability to raise additional capital.

Impact of Year 2000

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

ITEM 7A.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any deriative financial instruments related to its interest rate exposure. Total debt outstanding at December 31, 1998 was $5,705,315, consisting of $3,000,000 in fixed rate, 12% convertible debentures, and $2,705,315 in a variable rate
secured  line  of  credit.   At this  level  of  variable  rate  borrowing, a
hypothetical 10% increase in interest rates would have increased the Company's net loss by approximately $36,612 for the year ended December 31, 1998.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 1999.

Section 16 Reports

      The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 10.    EXECUTIVE COMPENSATION

      The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The  information  required  by  Item 11 is  present  under  the  caption
"Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB.

      (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.


                                                                  Page Number
            1.1   Certificate of Incorporation                        (1)
            1.2   Certificate of Incorporation on Change of Name      (1)
            1.3   Certificate of Continuance                          (1)
            1.4   Amended Articles of Incorporation                   ___
            10.5  Stock Purchase Agreement by and among the Company   (3)
                  and XL Vision Inc. and CSS Corporation
                  dated March 21, 1996
            10.6  Asset Purchase Agreement among and between          (4)
                  9036-8028 Quebec, Inc., Cycomm International Inc.
                  and M3i Technologies, Inc. and M3i Systems Inc.
                  date June 21, 1996
            10.7  Management Services Agreement - Albert I. Hawk      (5)
            10.8        Employment Agreement - Michael R. Skoff       (6)
            10.9  Management Services Agreement - Rick E. Mandrell    (7)
            10.10 Management Services Agreement - G.T. Gangemi        (7)
            10.11 Commercial Revolving Loan, Additional Loan and
                  Security Agreement by and among the Company
                  and American Commercial Finance Corp.               (7)
            10.12 Cycomm International Inc. 1997 Stock Option Plan    (7)
            10.13 Stock Purchase Agreement and Certificate of
                  Designation of Series B Convertible Redeemable
                  Preferred Stock                                     (7)
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

(7) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 dated March 31, 1998 and incorporated by reference herein.

(b)   Reports on Form 8-K:

      1. Current Report on Form 8-K was filed on February 4, 1999 reporting the decision by the American Stock Exchange to delist the Company's common stock under Item 5. - Other Items.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date: April 29, 1999                      By: /s/  Albert I. Hawk
                                                   ----------------
                                                   Albert I. Hawk
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                         By: /s    Robert M. Hutton
                                                   -------------------
                                                   Robert M. Hutton
                                                   Vice President of Finance
                                                  (Principal Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/   Albert I. Hawk                          April 29, 1999
      Albert I. Hawk, President and
      Chief Executive Officer

By:  /s/  Hubert Marleau                            April 29, 1999
     Hubert Marleau, Director

By:  /s/  Ret. Gen. Thomas A. Stafford              April 29, 1999
     Ret. Gen. Thomas A. Stafford, Director

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date:       April __, 1999               By:_________________________
                                            Albert I. Hawk
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                         By:_________________________
                                            Robert M. Hutton
                                            Vice President of Finance
                                            (Principal Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                                         April __, 1999
      Albert I. Hawk, President and
      Chief Executive Officer

By:                                                         April __, 1999
      Hubert Marleau, Director

By:                                                         April __, 1999
      Ret. Gen. Thomas A. Stafford, Director

       Cycomm International Inc. and Subsidiaries
       Index to Consolidated Financial Statements
         For the Year Ended December 31, 1998,
          and the Year Ended December 31, 1997


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

                   REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Cycomm International Inc. and Subsidiaries



      We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiaries as of December 31, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 1998 and December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vienna, Virginia
April 23, 1999                                /s/ Ernst & Young LLP

            CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year ended          Year ended
                                                  December 31,        December 31,
                                                     1998                 1997

Sales                                             $18,991,587         $15,678,667
Cost of sales                                      15,181,857          11,257,321
                                                   ----------          ----------
Gross profit                                        3,809,730           4,421,346
                                                   ----------          ----------


Expenses:
   Selling, general and administrative              7,691,052           6,653,643
   Research and product development                 1,695,208           1,307,720
   Depreciation and amortization                    2,105,116           1,050,998
   Foreign exchange (gain) loss                      (174,071)                658
   Other                                               84,543                  --
                                                   ----------          ----------
                                                   11,401,848           9,013,019
                                                   ----------          ----------
Loss from Operations                               (7,592,118)         (4,591,673)
                                                   ----------          ----------

Other Income (Expense)

   Interest income                                     72,626              55,046
   Interest expense                                  (778,065)           (946,235)
   Realized gain (loss) on investments                    ---              38,825
   Other income                                         1,508              21,385
                                                    ----------          ----------
                                                     (703,931)           (830,979)
                                                    ----------          ----------
Net Loss                                          $(8,296,049)        $(5,422,652)
                                                   ===========         ===========

Beneficial return on preferred stock                 (150,000)                ---
                                                   -----------         -----------
Net loss attributable to common shareholders      $(8,446,049)        $(5,422,652)
                                                   ===========         ===========

Net loss per share
                                                       $(0.78)             $(0.59)
                                                       ======              ======

Weighted average number of common
shares outstanding                                 10,835,688           9,168,335
                                                   ==========           =========









                          (See accompanying notes)

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                              December 31,      December 31,
                                                                 1998              1997
ASSETS
Current assets:
   Cash and cash equivalents                                    $710,421          $617,636
   Accounts receivable, less allowance for doubtful
     accounts of $61,000 and $41,000, respectively             2,491,760         5,171,402
   Inventories                                                 3,729,846         5,374,511
   Prepaid expenses                                              102,502            96,029
                                                                 -------            ------
     Total current assets                                      7,034,529        11,259,578

Fixed assets, net                                              1,474,390         1,582,475

Goodwill, net of accumulated amortization of
  $2,115,907 and $1,676,574, respectively                      2,175,400         2,534,733


Other assets:
   Notes receivable - affiliates                                  68,912           183,185
   Deferred financing costs, net of accumulated
     amortization of $407,978 and $234,878, respectively          31,701           179,460
   Unearned discount                                                 ---            13,889
   Other                                                         227,285           197,956
                                                             -----------       -----------
Total assets                                                 $11,012,217       $15,951,276
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                   $2,266,587        $3,705,146
   Accrued liabilities                                         1,573,630         1,481,427
   Deferred revenue                                              934,948               ---
   Dividends payable on preferred stock                           33,333               ---
   Current portion of capital lease obligations                   22,418            29,468
   Revolving credit facility                                   2,310,890         2,629,308
   Current portion of notes payable and convertible
    debentures                                                 3,394,425           808,000
                                                               ---------           -------
      Total current liabilities                               10,536,231         8,653,349


Capital lease obligations, less current portion                   42,015            54,294


Notes payable and convertible debentures,
   less current portion                                              ---         3,000,000


Stockholders' equity:
   Preferred stock, $50,000 par value, unlimited authroized
     shares, 8 shares issued and outstanding at December
     31, 1998                                                    360,000               ---
   Common stock, no par value, unlimited authorized
     shares,12,210,311 and 9,816,877 shares issued and
     outstanding at December 31, 1998 and
     December 31, 1997,respectively                            51,674,618        47,491,611

   Accumulated deficit                                        (51,600,647)      (43,247,978)
                                                              -----------       -----------
      Total stockholders' equity                                  433,971         4,243,633
                                                              -----------       -----------
Total liabilities and stockholder's equity                    $11,012,217       $15,951,276
                                                              ===========       ===========

                          (See accompanying notes)

            CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended          Year Ended
                                                             December 31,        December 31,
                                                                1998                 1997
Operating activities
   Net loss                                                  $(8,296,049)        $(5,422,652)
   Adjustments  to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                           2,105,116           1,050,998
       Realized gain on marketable securities                        ---             (38,825)
       Write-down of  inventories to net realizable value        654,494                 ---
       Non-cash expenses                                         463,889             533,081
       Deferred technology costs                                   6,502              43,725
   Change in operating assets and liabilities                  2,381,730          (1,114,188)
                                                              ----------          ----------
   Cash used in operating activities                          (2,684,318)         (4,947,861)
                                                              ----------          ----------

Investing activities
   Increase in long-term investments                                 ---            (106,500)
   Decrease in long-term investments                                 ---             513,500
   Acquisition of fixed assets                                  (327,696)           (473,449)
   Proceeds on disposal of fixed assets                              ---             127,086
   Increase in notes receivable                                  (66,000)           (184,000)
   Decrease in notes receivable                                   50,249              49,167
   Other                                                        (133,879)           (120,191)
                                                                --------            --------
Cash used in investing activities                               (477,326)           (194,387)
                                                                --------            --------


Financing activities
   Issuance of common stock, net of issuance costs             2,895,750             180,000
   Issuance of preferred stock, net of issuance costs            900,000                 ---
   Net borrowings under revolving credit facilities             (318,417)          2,058,375
   Repayment of notes payable and convertible debentures        (173,575)           (329,401)
   Borrowings under convertible debentures                           ---           3,000,000
   Deferred financing costs on convertible debentures            (30,000)           (300,000)
   Repayment of obligations under capital leases                 (19,329)            (69,634)
                                                               ---------           ---------
Cash provided by financing activities                          3,254,429           4,539,340
                                                               =========           =========


Increase  (decrease)  in cash  and  cash equivalents
   during the year                                                92,785            (602,908)
Cash and cash equivalents, beginning of year                     617,636           1,220,544
                                                                --------           ---------
Cash and cash equivalents, end of year                          $710,421            $617,636
                                                                ========            ========




                          (See accompanying notes)

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Preferred    Preferred    Common      Common    Accumulated
                                               Shares       Stock      Shares       Stock      Deficit

Balance,  December 31, 1996                        ---     $   ---    8,050,401 $42,970,749 $(37,825,326)
                                             ---------   ---------     --------- ----------- ------------

Net Loss                                                                                      (5,422,652)
Issuance of common stock:
  Conversion of debentures                         ---         ---    1,219,727   2,742,753          ---
  Private placement -
    common stock                                                        120,000     180,000          ---
  Acquisition earn-out                             ---         ---      426,749   1,264,776          ---
Beneficial conversion feature
  of convertible debt                              ---         ---          ---     333,333          ---
                                             ---------   ---------    --------- ----------- ------------
Balance, December 31, 1997                         ---         ---    9,816,877  47,491,611  (43,247,978)
                                             =========   =========    =========  ==========  ===========

Net Loss                                                                                      (8,296,049)
Issuance of common stock:
  Conversion of debentures                         ---         ---      236,380     273,970          ---
  Private   placement -
    common stock                                   ---         ---    1,870,000   2,895,750          ---
  Value of options issued to
    non-employees                                  ---         ---          ---     450,000          ---
Issuance of  preferred stock:
  Private placement -
    preferred stock                                 20     900,000          ---         ---          ---
  Conversion of preferred stock                    (12)   (540,000)     287,054     563,287          ---
  Dividends on preferred stock                                                                   (56,620)
                                             ---------   ---------   ---------- ----------- ------------
Balance, December 31, 1998                          $8  $  360,000   12,210,311  $51,674,61 $(51,600,647)
                                            ==========  ==========   ==========  ========== ============







                          (See accompanying notes)

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. (the "Company") is a manufacturer of value added, secure, ruggedized computer equipment and communications systems, and a provider of related services. The Company is based in McLean, Virginia, with wholly-owned subsidiaries in Montreal, Quebec, Sebastian, Florida and Albuquerque, New Mexico.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $8,296,049 for the year ended December 31, 1998 and as of that date had an accumulated deficit of $51,600,647. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is addressing the going concern issue with several actions including streamlining operations, implementing programs to grow revenue, evaluating potential sales or dispositions of business segments, and further capitalizing the Company through private equity placements. In the event that one or more of these transactions are not completed or are unable to be completed on terms acceptable to managment, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or protection under Federal bankruptcy laws.

Cycomm's  PCMobile  product line has shown  continued  growth and management believes that the PCMobile product line can achieve the revenue levels necessary to fund operations from working capital. The secure products line had declining revenue and an increased net loss in 1998. Management does not believe that the secure computing division will be able to fund its operations from working capital in 1999. Management is exploring
options  for  the  secure   computing   division   including   the  sale  or
disposition of the segment. Cost reductions have been made in the communications security product segment, which enabled the segment to fund the majority of its own working capital requirements from operations for the year ended December 31, 1998. Management is also considering the sale of its Val-Comm subsidiary, which comprises most of the communications security segment.

Cycomm has historically been able to raise capital through private equity placements. However, on January 21, 1999, Cycomm was notified by the American Stock Exchange (AMEX) that it no longer met continued listing criteria and would be delisted from the exchange. The delisting will become effective on April 30, 1999. The Company intends to begin trading on the Over-the-Counter Bulletin Board (OTCBB) immediately following the delisting from the AMEX. The delisting of the Company's stock from the AMEX and the lack of an established trading pattern on the OTCBB could adversely affect the Company's ability to raise additional capital.

The Company also funds its operations through borrowings on its secured line of credit. The line of credit is comprised of a $3,432,000 revolving loan and a $568,000 term loan, and is collateralized by the Company's accounts receivable, inventory and various machinery. The line of credit is a demand facility, which is callable by the lender.

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

Inventories

Inventories  are stated at the lower of cost or market.  Cost is  determined
using  the  first-in,   first-out  method.   Market  is  determined  by  the

                                      F-8
replacement  cost  method for raw  materials  and the net  realizable  value method for work in process and sub-assemblies and finished goods. Inventories also include certain capitalized project costs and demonstration equipment which are stated at amortized cost, which approximates net realizable value.

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

Product Warranty

Warranties of twelve months from date of sale are provided for most products sold, with limited lifetime warranties on certain components. A reserve is established to cover estimated warranty costs during this period. Warranty reserves for the years ended December 31, 1998 and 1997 were $250,155 and $144,544 respectively.

                                      F-9
Foreign Currency Translation

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

Earnings Per Share

In  February  1997,  the  Financial   Accounting   Standards   Board  issued
Statement No. 128, "Earnings per Share", which was required to be adopted on December 31, 1997. Under the new standard, companies are required to report basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted earning EPS disclosures which were previously required. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included
in  EPS  is  a  charge  of $150,000  related  to the beneficial   conversion
feature of the Company's convertible preferred stock during 1998. For the periods ended December 31, 1998 and December 31, 1997, the effect of the exercise of stock options, warrants and the conversion of preferred stock and debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

Goodwill

Goodwill is amortized on a straight line basis over a period of ten years. Cycomm continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may be unrecoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company assesses the impairment in accordance with Statement of Financial Statements No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of goodwill is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1998 presentation.

NOTE 3:  ACQUISITION EARN-OUT

XL Computing (Canada) Inc.

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned.

As  of  December  31,  1998,   Cycomm  had  paid  $1,354,796  of  contingent
consideration, which was paid in 444,862 shares of common stock. Cycomm has accrued an additional liability of $700,000 related to the earn-out obligation, however payment of this amount is contingent upon the outcome of the lawsuit described in the paragraph below. No contingent consideration was paid by Cycomm in 1998.

The Company is currently involved in a lawsuit with the Seller regarding the amount of earn-out consideration due. The Company believes that eligible units in the earn-out calculation include all PCMobile units which are substantially the same as the units manufactured by M3i Technologies at the time of the acquisition: 486 75mhz processors with monochrome screens. M3i believes that earn-out should be calculated on

                                      F-10
all units sold, including the subsequent generations of PCMobile computers: the 586 133mhz color screen units, and the Pentium 233mhz color screen units. If the asset purchase agreement is interpreted to use M3i's method of calculation, Cycomm would be obligated to issue M3i approximately $1.5 million of Cycomm common stock. This would have no income statement effect for Cycomm, but it would increase the Company's goodwill related to the transaction and increase the common stock outstanding. The Company has recorded the full amount of earn-out based on its interpretation of the Asset Purchase Agreement.

The Company intends to settle this lawsuit with the plaintiff. See Note 18 of the financial statements for a further discussion of the terms of the settlement.


NOTE 4:  INVENTORIES

Inventories by categories are as follows:

                                   December 31,    December 31,
                                       1998            1997

Raw materials                       $1,850,393      $1,988,897
Work in process and sub-assemblies   1,576,513       2,591,442
Finished goods                         302,940         794,172
                                    ----------      ----------
                                    $3,729,846      $5,374,511
                                    ==========      ==========



Cycomm continually evaluates inventory for obsolescence or impairment in value. The impairment loss is measured by comparing the carrying amount of the inventory to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, or on an estimate of market value or determined by various valuation techniques including discounted cash flow.

NOTE 5:  FIXED ASSETS

Fixed assets and accumulated depreciation and amortization by categories are as follows:

                                                  Accumulated
                                                depreciation and      Net book
                                       Cost       Amortization         value

December 31, 1998

Land                              $   48,000       $      ---       $   48,000
Equipment under capital leases        36,847           23,360           13,487
Furniture and fixtures                63,363           26,210           37,153
Research equipment                   435,663          155,802          279,861
Computer equipment                   600,745          200,702          400,043
Office equipment                     169,897          123,770           46,127
Manufacturing equipment            1,048,362          499,465          548,897
Leasehold improvements               142,002           41,180          100,822
                                  ----------       ----------       ----------
                                  $2,544,879       $1,070,489       $1,474,390
                                  ==========       ==========       ==========

December 31, 1997

Land                            $     48,000       $      ---      $   48,000
Equipment under capital leases       121,328           60,379          60,949
Furniture and fixtures                41,467           18,623          22,844
Research equipment                   490,586          110,566         380,020
Computer equipment                   400,053           99,994         300,059
Office equipment                     165,926           99,885          66,041
Manufacturing equipment              926,783          274,532         652,251
Leasehold improvements                66,498           14,187          52,311
                                  ----------       ----------      ----------
                                  $2,260,641       $  678,166      $1,582,475
                                  ==========       ==========      ==========


Depreciation expense for the years ended December 31, 1998 and 1997 was $435,779 and $636,702, respectively.

Cycomm continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of fixed assets may warrant revision or that the remaining balance may be unrecoverable. When factors indicate that fixed assets should be evaluated for possible impairment, the Company assesses the impairment in accordance with Statement of Financial Statements No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of fixed assets is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.



NOTE 6:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                     December 31,    December 31,
                                                        1998            1997

10% convertible debentures, due February 28, 1999     $3,000,000      $3,000,000

Revolving credit facility, prime + 3%                  2,310,890       2,629,308

Term note payable, prime + 3%, due January 1, 2001       394,425         568,000

10% convertible debentures, due June 11, 1998                ---         200,000

10% convertible debentures, due May 29, 1998                 ---          40,000
                                                       ---------       ---------
Less current portion                                   5,705,315       6,437,308
                                                       5,705,315       3,437,308
                                                       ---------       ---------
                                                      $      ---      $3,000,000
                                                      ==========      ==========

As of December 31, 1998, all of Cycomm's notes payable and convertible debentures are current liabilities.

On February 28, 1997, the Company issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into common stock of the Company at a 10% discount of the average closing bid price of the Company's common stock prior to conversion provided, the conversion price was not greater than $6.00 per share nor less than $3.00 per share. On June 15, 1998, the Company entered into an agreement with the holders of these debentures, under which the holders agreed to waive their conversion rights in exchange for an increase in the interest rate of the debentures from 10% to 12%. See
Note 18 for further discussion of the $3,000,000 convertible debentures.

The Company  obtained a revolving  credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $2,310,890 was outstanding at December 31, 1998. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001. As of December 31, 1998, the outstanding balance of the term loan was $394,425.

On June 11, 1996, the Company issued $1,500,000 of 10% convertible debentures due June 11, 1998 which were convertible at the option of the holders into common stock of the Company at the lesser of $5.34 per share or a range of 79% to 85% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after October 9, 1996. During the year ended December 31, 1998, principal and accrued interest in an amount of $232,192 were converted into 197,686 shares of common stock. During the year ended December 31, 1997, principal and accrued interest in an amount of $162,425 were converted into 79,006 shares of common stock.

                                      F-12
On May 29, 1996, the Company issued $475,000 of 10% convertible debentures due May 29, 1998 which were convertible at the option of the holders into common stock of the Company at the lesser of $6.00 per share or a range of 80% to 82% of the average closing bid price of the Company's common stock prior to conversion. The debentures were fully eligible for conversion after September 2, 1996. During the year ended December 31, 1998, principal and accrued interest in an amount of $46,433 were converted into 38,694 share of common stock. During the year ended December 31, 1997, principal and accrued interest in an amount of $259,912 were converted into 142,674 shares of common stock.

NOTE 7: DEFERRED REVENUE

The Company has recorded deferred revenue of $934,948 for the period ended December 31, 1998. Deferred revenue was recorded as a result of certain sales of PCMobile computers in which customers were shipped PCMobiles with
586  processors  (the "586s")  to   be used  until  PCMobiles  with Pentium
processors  (the "Pentiums")  became  available.  At the time the shipments
were made,  Cycomm was   still in  the process  of  developing  the Pentium
PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge.

The customers retain the right to return the 586s at any time before they receive the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s have been classified as demonstration units, which are recorded in inventory, and are depreciated over a one year period. Revenue on the sales will be recognized when the Pentium units are shipped to the customers.

NOTE 8:  COMMITMENTS

Lease Commitments

The Company leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments including imputed interest from 7.8% to 12.67% through December 31, 2003. The Company occupies office space at various locations under non-cancellable operating leases. Certain leases contain escalation clauses and require the Company to pay its share of any increase in operation expenses and real estate tax. Future minimum lease payments under the Company's capital and non-cancellable operating leases are as follows:


                                                       Capital      Operating
Year ending December 31,                                Leases        Leases

1999                                                    $22,418     $466,291
2000                                                     19,134      383,011
2001                                                     19,134      143,094
2002                                                     11,722          ---
2003                                                      1,332          ---
----                                                    -------     --------
                                                         73,740     $992,396
                                                                    ========

Less: amount representing interest on capital leases     (9,307)
                                                        -------
Present value of future minimum capital lease payments  $64,433
                                                        =======


Long-term interest on capital leases amounted to $4,978 and $9,307 for the years ended December 31, 1998 and December 31, 1997, respectively. Total rental expense under the various operating leases amounted to $501,274 and $623,010 for the year ended December 31, 1998 and December 31, 1997, respectively.

                                      F-13
NOTE 9:  CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

The issued common stock of the Company consisted of 12,210,311 and 9,816,877 shares as of December 31, 1998 and December 31, 1997, respectively. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was anitdilutive.

The Company raised additional capital during the year ended December 31, 1998 through 5 separate private equity placements of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, the Company issued 1,870,000 shares of common stock for gross proceeds of $3,685,000. Cash proceeds, after commissions and issue costs were $2,895,750. In conjuction with these private placements, the Company issued 370,000 warrants with fair value on the date of issuance of approximately $592,000.

For the year ended December 31, 1997, the Company issued 120,000 shares of its common stock in a single equity placement for gross proceeds of $200,000. Net proceeds, after commissions and issue costs were $180,000.

During the twelve months ended December 31, 1998, convertible debentures and accrued interest thereon were converted into 236,380 shares of common stock and convertible preferred shares and related accrued dividends were converted into 287,054 shares of common stock. During the twelve months ended December 31, 1997, convertible debentures and accrued interest
thereon  were  converted  into   1,219,727   shares  of  common  stock.

Preferred Stock

In February 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. As of December 31, 1998, 12 shares of Series B preferred stock had been converted into 287,054 shares of common stock, and 8 shares of Series B preferred stock were outstanding.

NOTE 10:  STOCK OPTIONS AND WARRANTS

Stock Options

The Company has historically granted non-qualified stock options to directors, officers, employees and other parties which generally become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted.

In November 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") under which a maximum aggregate of 1,000,000 shares were reserved for grant to all eligible employees of the Company. The stock options granted under the 1997 Plan are exercisable at the fair market value of the common stock on the date of grant with 25% vesting on each of the four successive anniversary dates from the date of grant. The stock options have a term of ten years. For the years ended December 31, 1998 and December 31, 1997, a total of 230,000 and 240,000 stock options under the 1997 Plan were granted. As of December 31, 1998, 530,000 options are available under the 1997 Plan.

The following table summarizes the activity in common shares subject to options for the relevant periods ended December 31, 1997:

                                      Shares        Option
                                                  Price Range
Balance, December 31, 1996          1,401,500      $3.00 - $10.95

   Granted                          1,395,000      $2.00 - $3.31
   Exercised                              ---                ---
   Terminated                        (344,000)     $3.50 - $10.95
                                    ---------

Balance, December 31, 1997          2,452,500      $2.00 - $8.10
                                    ---------

   Granted                          1,405,000      $1.88 - $2.50
   Exercised                              ---                ---
   Terminated                        (387,500)     $2.50 - $4.05
                                    ---------

Balance, December 31, 1998          3,470,000      $1.88 - $8.10
                                    =========

Options were  exercisable  with respect to 2,210,000  shares at December 31,
1998.  The  weighted  average   contractual  life  of  options  outstanding
as of December 31, 1998 was 3.95 years. The weighted average exercise price of options exercisable at December 31, 1998 was $3.02.

The  Company  adopted  Financial   Accounting   Standard  No.  123  entitled
"Accounting for Stock-Based Compensation" ("FAS 123") as of June 1, 1995. The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose
the pro forma  effects on net income and  earnings   per share had the value
of the  options  been  expensed.  The Company has  elected to  continue  its
practice of  recognizing   compensation  expense for its stock  option   and
warrant incentive plans under Accounting Principles Board Statement No, 25 ("APB 25"), and to provide the required pro forma information for stock options and warrants granted after June 1, 1995. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the
grant  date,  or  other   measurement  date, over  the exercise  price.  Had
compensation expense for the Company's stock options and warrants granted after June 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                               Year Ended       Year Ended
                               December 31,    December 31,
                                   1998            1997

Net loss attributable to
  common shareholders           $(8,446,049)     $(5,422,652)
Compensation expense               (117,292)      (1,130,679)
                                 ----------       ----------
Pro forma net loss              $(8,563,341)     $(6,553,331)
                                ===========      ===========

Pro forma loss per share             $(0.79)          $(0.71)
                                     ======           ======


The effects on pro forma net loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and warrants and the potential for issuance of additional stock options and warrants in future years.

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0%; an expected volatility of .809; a risk free interest rate of 6.30%; and an expected life of half the period from grant to expiration.

For the year ended December 31, 1998, the Company recognized $450,000 in expense related to stock options issued to non-employees.

The weighted average fair values and exercise prices are as follows:

                      Year Ended      Year Ended
                     December 31,    December 31,
                         1998            1997

Weighted-average
fair value per           $1.48           $1.53
option granted

Weighted-average
exercise price per       $2.20           $2.34
option granted


Common Share Purchase Warrants

The Company has granted common share purchase warrants to directors, officers and other parties which become exercisable immediately and have expiration terms ranging from one year to five years. The warrants are generally granted at an exercise price that equals fair market value of the common stock at the date each warrant is granted. However, certain warrants are granted with an exercise price in excess of the fair market value of the common stock at the date each warrant is granted. During the year ended December 31, 1998, the Company issued 370,000 warrants to purchase its common stock for services related ot the private placement of common stock with exercise prices within a range of $2.00 to $3.00. At December 31, 1998, the following warrants to purchase the Company's common stock were outstanding:

             Exercise     Expiration
    Shares     Price         Date

    500,000   $ 3.75     March 20, 1999
    100,000   $ 5.00     May 16, 1999
    281,100   $ 8.00     June 11, 1999
      5,000   $ 4.75     November  30, 2000
     75,000   $ 3.38     February  28, 1999
     50,000   $ 2.50     February  26, 2000
     50,000   $ 3.00     May 15, 1999
     75,000   $ 2.50     May 15, 1999
     75,000   $ 2.50     September 17, 2000
    100,000   $ 2.00     November  11, 1999
     20,000   $ 2.50     February  26, 2000
  ---------
  1,331,100
  =========

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:


                                                                  Year ended        Year ended
                                                                   December 31,      December 31,
                                                                      1998               1997

Cash flow effects of changes in operating assets and
liabilities, net of acquisitions:
  Accounts receivable                                              $2,809,666        $(3,007,716)
  Purchases of marketable securities                                      ---           (267,991)
  Proceeds on sale of marketable securities                               ---            306,816
  Inventories                                                         (48,675)           245,341
  Prepaid expenses                                                     (6,473)           (19,244)
  Accounts payable - trade                                         (1,440,347)         1,514,729
  Accrued liabilities                                                 130,828             42,262
  Deferred revenue                                                    934,948                ---
  Due to affiliate                                                      1,783            158,282
  Dividends payable on preferred stock                                    ---            (86,667)
                                                                    ---------         ----------
                                                                   $2,381,730        $(1,114,188)
                                                                   ==========        ===========

Non-cash investing and financing activities:
  Conversion of convertible debentures to common stock               $278,625         $2,742,753
  Conversion of preferred stock to common stock                       563,287                ---
  Acquisition earn-out                                                    ---          1,264,776

Cash paid during the period:
  Interest paid                                                      $759,169           $370,691
  Income taxes paid                                                       ---                ---

NOTE 12:  INCOME TAXES

The Company accounts for income taxes under the liability method required by FAS Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For consolidated financial statement purposes, a change in valuation allowance has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                 December 31,  December 31,
                                                     1998          1997

Deferred tax liabilities
  Inventory adjustment                             $    ---     $     ---
  Bad debt expense                                      ---           ---
                                                   --------      --------
Total deferred tax liabilities                          ---           ---
                                                   --------      --------
Deferred tax assets
  Non-employee stock options                        175,500           ---
  Book over tax depreciation and amortization       309,663       303,813
  Inventory capitalization and related reserves     821,479       620,765
  Net operating loss carryforward                15,073,313    12,954,863
  Nondeductible expense and reserves                160,861        85,383
                                                -----------   -----------
Total deferred tax assets                        16,540,816    13,964,824
Valuation allowance for deferred tax assets     (16,540,816)  (13,964,824)
                                                -----------   -----------
Net deferred tax asset                                  ---           ---
                                                -----------   -----------
Net deferred tax                                   $    ---    $      ---
                                                ===========   ===========

There was no provision for income taxes in the year ended December 31, 1998 and the year ended December 31, 1997 as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at December 31 is as follows:

                                                        December 31,   December 31,
                                                           1998           1997

US federal statutory benefit rate                         (35.0)%       (35.0)%
Tax net operating loss carryovers                          39.0          39.0
US state tax  benefit, net of federal income tax effect     4.0          (4.0)
                                                         ---------     ---------
Effective rate on operating loss                            ---           ---
                                                         ---------     ---------

The Company has US net operating loss carryfowards available at December 31, 1998 of approximately $38.6 million for US tax purposes to offset income in future years. These carryfowards will expire in the years 2000 through 2012, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. The Company has Canadian net operating
loss   carryforwards   available  at  December  31,  1998  of  approximately
$950,000; these carryforwards will expire in the years 2003 and 2004 if not used.

In addition, the Company has future deductible research and development costs for Canadian federal tax purposes of $400,000. These costs have an indefinite carryover period.

NOTE 13:  RELATED PARTY TRANSACTIONS

In April 1997, the Company loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of the Company's common stock in a private transaction. At December 31, 1998, amounts outstanding under these loans total $128,684 in principal and $12,698 in accrued interest receivable. The loans are secured by the common stock, bear interest at 5.9% and are due April 30, 2000. The loans were made when the Company's share price was $2.00 per share. As of April 15, 1999 the Company's share price was $0.63 per share. For the year ended December 31, 1998, Cycomm has taken a reserve of $88,470 related to the impairment of the loan collateral.

The Company retained the consulting services of Corstone Corporation, which previously employed the current Chief Executive Officer and former Chief Financial Officer. The current Chief Executive Office and former
Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation. These consulting services included financial, legal and administrative services. No consulting fees were paid to Corstone for the year ended December 31, 1998. Consulting fees paid to Corstone for the year ended December 31, 1997 were $26,750.

NOTE 14: SEGMENT AND RELATED INFORMATION

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way in which the Company reports information about its operating segments. The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.


Cycomm's three business segments have separate management teams and infrastructures that offer different products and services. The segments are described below.

Mobile Computing: This segment manufactures the PCMobile product, a ruggedized laptop computer designed to function in environments such as extreme weather, shock, moisture and vibration. The PCMobile is sold primarily to police and fire departments for use in their vehicles.


Secure Computing: The Secure Computing segment sells computers to the U.S. government and to governments of other NATO countries to be used by agencies that deal with top secret and other sensitive information. Secure computers protect against data interception by eliminating the electromagnetic signals which are produced by normal computer systems


Communications Security: The Communications Security segment engineers and develops custom communications equipment for classified U.S. government agencies. Historically, this segment also manufactured scrambling and encryption devices to be used with cellular phones to prevent eavesdropping from third parties. Cycomm no longer manufactures the cellular phone scrambling and encryption devices, but the Company intends to license the technology to other manufacturers.

In the Industry Segment Data table, the Company also breaks out Cycomm's "Corporate" costs. Corporate costs are related to the operation of the Company's executive office, and include executive salaries, shareholder relations costs, interest expenses, legal and accounting costs, and depreciation and amortization costs.

The following tables, present financial information by industry segment and geographic region.

Industry Segment Data                       December 31,      December 31,
                                               1998              1997
                                            -----------       ------------
Sales
      Mobile Computing                      $13,154,871       $8,064,465
      Secure Computing                        4,348,376        5,787,487
      Communications security                 1,488,340        1,826,715
                                            -----------      -----------
                                            $18,991,587      $15,678,667
                                            ===========      ===========
Loss from Operations
      Mobile Computing                       $1,928,734         $261,655
      Secure Computing                        3,602,001        2,250,819
      Communications Security                    26,065          225,419
      Corporate                               2,035,318        1,853,780
                                             ----------       ----------
                                             $7,592,118       $4,591,673
                                             ==========       ==========
Identifiable Assets
      Mobile Computing                       $6,386,522       $6,017,684
      Secure Computing                        3,199,363        6,331,510
      Communications Security                   462,969          819,104
      Corporate                                 963,363        2,782,978
                                            -----------      -----------
                                            $11,012,217      $15,951,276
                                            ===========      ===========
Depreciation and Amortization
      Mobile Computing                       $1,286,995         $302,280
      Secure Computing                          604,651          235,651
      Communications Security                    28,972           37,683
      Corporate                                 184,498          475,384
                                             ----------       ----------
                                             $2,105,116       $1,050,998
                                             ==========       ==========
Capital Expenditures
      Mobile Computing                         $129,313         $146,889
      Secure Computing                          116,818          273,237
      Communications Security                    78,011            7,326
      Corporate                                   3,554           45,997
                                               --------         --------
                                               $327,696         $473,449
                                               ========         ========

Geographic Region Data                       December 31,      December 31,
                                                 1998              1997
                                             -----------       -----------
Sales
      United States                         $18,501,016      $12,583,557
      Canada                                    490,571        3,095,110
                                            -----------      -----------
                                            $18,991,587      $15,678,667
                                            ===========      ===========
Loss from Operations
      United States                          $7,214,187      $ 3,999,957
      Canada                                    377,931          591,716
                                             ----------      -----------
                                             $7,592,118      $ 4,591,673
                                             ==========      ===========
Identifiable Assets
      United States                          $4,625,695      $ 9,933,593
      Canada                                  6,386,522        6,017,683
                                            -----------      -----------
                                            $11,012,217      $15,951,276
                                            ===========      ===========

Included in United States sales are export sales of $1,566,617 and $3,986,814 for the year ended December 31, 1998 and the year ended December 31, 1997, respectively.

NOTE 15:  MAJOR CUSTOMERS

The Company is not dependent upon any single customer that purchases its products. However, sales to two major customers in the mobile computing segment comprise of 16% and 15%, respectively of consolidated sales for the year ended December 31, 1998. Sales to two major customers comprise
9%  and  9%,  respectively,   of consolidated sales for the year ended
December 31, 1997.

                                      F-20
NOTE 16:  CREDIT RISK

Financial   instruments   which   potentially   subject   the   Company   to
concentrations of credit risk consist principally trade receivables. Concentration of credit risk with respect to trade receivables exists at year end as approximately $700,000 or 28% of the outstanding accounts receivable related one to customer. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

NOTE 17:  EMPLOYEE 401(K) PLAN

The Company maintains an employee 401(k) plan. The plan, which covers all permanent U.S. employees 21 years of age or older, stipulates that participating employees may elect to contribute up to 20% of their total compensation to the plan, not to exceed the maximum amount allowable by Internal Revenue Service regulations. The Company matches these contributions in an amount up to 3% of the employee's salary. Participant's contributions vest immediately and Company contributions vest over a six year period. Company contributions to the plan charged to operations for the year ended December 31, 1998 and the year ended December 31, 1997, totalled $93,967 and $77,030.

NOTE 18:  SUBSEQUENT EVENTS

On January 21, 1999, Cycomm was notified by the American Stock Exchange that it no longer met continued listing criteria and would be delisted. Specifically, Cycomm had incurred losses in its last five fiscal years and therefore failed to meet the American Stock Exchange listing requirement of pre-tax income of at least $750,000 in its last fiscal year, or in two of its last three fiscal years. Additionally, Cycomm failed to satisfy the minimum stockholders' equity requirement of $4 million. Trading of Cycomm's stock was halted on April 13, 1999 and Cycomm will be delisted from the AMEX on April 30, 1999. The Company intends to apply for trading on the Over-the-Counter Bulletin Board (OTCBB) immediately following the delisting from the AMEX.

On March 4, 1999 the Company signed a Letter of Intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. to an investment group led by that subsidiary's current management. The transaction is contingent upon approval by the Company's Board of Directors and its secure lenders. Proceeds of any sale would be used to pay down a portion of the Company's secured line of credit and to fund the Company's working capital. For the year ended December 31, 1998, Cycomm Secure Solutions had revenues of $4,348,376, a net loss of $4,087,890, and net liabilities at December 31, 1998 were $4,110,122.

The Company is currently negotiating the sale of its secure telecommunications subsidiary, Val-Comm Inc. to an investment group led by that subsidiary's current management. The transaction is contingent upon the approval of the Board of Directors. Proceeds of any sale would be used to fund the Company's working capital. For the year ended December 31, 1998, Val-Comm had revenues of $1,409,539, net income of $159,550 and net assets at December 31, 1998 were $374,912.

On February 28, 1999, the $3,000,000 of 12% convertible debentures held by the Company became due and payable. The holders of the debentures granted the Company an extension of the payment date until March 31, 1999. The Company is currently negotiating a further extension, and believes it will be successful in extending the maturity of the debt and reducing the interest rate of the debentures.

The Company has proposed a settlement to M3i Technologies, Inc. (M3i) regarding the lawsuit over PCMobile earn-out calculations. M3i was seeking over $2 million in damages, to be paid in cash. The terms of the proposed settlement call for Cycomm to sign a promissory note for an amount to be determined based on the date of the payment. The note will be $700,000 if it is repaid before the first anniversary of the settlement date, $1,100,000 if repaid before the second anniversary of the settlement date, and $1,500,000 if repaid before the third anniversary of the settlement date. The Company and M3I currently believe that a settlement in this form is attainable, however, there can be no assurances that such a settlement can be reached.

On January 19, 1999 7 shares of Series B preferred stock with principal and accrued dividends of $381,356 were converted into 282,617 shares of common stock.