Form 10-Q
period 1999-03-31
CYCOMM INTERNATIONAL INC
filed 1999-05-21
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ______________ to _______________

Commission file number:     1-11686


                             CYCOMM INTERNATIONAL INC.
         (Exact name of small business issuer as specified in its charter)

        Wyoming                                   54-177904
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

As of April 30, 1999, the Registrant had 12,492,928 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                  Page No.

PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................    3

            Condensed Consolidated Statements of Operations.......    4

            Condensed Consolidated Statements of Cash Flows.......    5

            Condensed Consolidated Statement of Stockholders' Equity  6

            Notes to Condensed Consolidated Financial Statements..    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation....................    11

PART II - Other Information

Item 1.     Legal Proceedings.....................................    14

Item 2.     Changes in Securities.................................    14

Item 3.     Default Upon Senior Securities........................    14

Item 4.     Submission of Matters to a Vote of Security Holders...    14

Item 5.     Other Information.....................................    14

Item 6.     Exhibits and Reports on Form 8-K......................    14

Signatures  ......................................................    15

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 1999 AND DECEMBER 31, 1998


                                                     March 31,         December 31,
                                                       1999                1998
ASSETS                                              (Unaudited)         (Restated)
Current assets:
  Cash and cash equivalents                          $240,074           $567,977
  Accounts receivable, net                          2,135,212          2,353,999
  Inventories                                       2,155,304          1,885,983
  Prepaid expenses                                     57,677             21,829
  Assets held for sale from discontinued
    operations: Cycomm Secure Solutions
    Inc. (Net of allowance of $1,598,409 for
    loss on disposal)                                 800,000          2,655,832
  Net assets of discontinued operations:
    Val-Comm Inc.                                     379,748            374,913
                                                    ---------          ---------
     Total current assets                           5,768,015          7,860,533

Fixed assets, net                                     331,622            569,323

Goodwill, net                                         815,913          2,175,400

Other assets:
   Notes receivable                                    72,786             68,912
   Deferred financing costs, net                          ---             31,701
   Other                                              198,733            224,850
                                                   ----------        -----------
                                                   $7,187,069        $10,930,719
                                                   ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                         $3,418,796         $2,191,025
   Accrued liabilities                              1,629,187          1,567,694
   Deferred revenue                                   622,224            934,948
   Dividends payable on preferred stock                 5,417             33,333
   Current portion of capital lease
      obligations                                      16,980             22,418
   Revolving credit facility                        2,043,302          2,310,890
   Current portion of notes payable and
      convertible debentures                          378,648          3,394,425
                                                    ---------         ----------
      Total current liabilities                     8,114,554         10,454,733

Capital lease obligations, less current
   portion                                             37,767             42,015
Notes payable and convertible debentures,           3,000,000                ---
   less current portion

Stockholders' equity:
Series B Preferred Stock, 1 share issued
   and outstanding at March 31, 1999                   45,000            360,000
Common Stock, no par value, unlimited
   authorized shares, 12,492,928 and
   12,210,311 shares issued and outstanding
   at March 31, 1999 and December 31, 1998         52,020,975         51,674,618
Accumulated deficit                               (56,031,227)       (51,600,647)
                                                  -----------        -----------
      Total stockholders' equity                   (4,010,252)           433,971
                                                   ----------        -----------
                                                   $7,187,069        $10,930,719
                                                   ==========        ===========




    See accompanying notes to condensed consolidated financial statements.

            CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (Unaudited)

                                                            Three Months Ended
                                                          March 31,     March 31,
                                                            1999          1998
                                                         (Unaudited)    (Restated)

Sales                                                    $1,565,782     $3,856,957
Cost of sales                                             1,291,758      2,405,874
                                                          ---------      ---------
Gross profit                                                274,024      1,451,083
                                                          ---------      ---------
Expenses
   Selling, general and administrative                      919,018      1,276,403
   Research and product development                         178,285        114,815
   Depreciation and amortization                            150,058        161,627
                                                          ---------      ---------
                                                          1,247,361      1,552,845
                                                          ---------      ---------

Loss from Operations                                       (973,337)      (101,762)

Other Income (Expense)

   Interest income                                            4,937         12,030
   Interest expense                                        (119,551)       (99,294)
   Other income
                                                                ---          1,508
                                                        -----------      ---------
                                                           (114,614)       (85,754)
                                                        -----------      ---------
Loss from continuing operations                         ($1,087,951)     ($187,518)
                                                        ===========      =========

Discontinued operations
  Income from operations of discontinued
     operation Val-Comm Inc.                                 7,657         64,852
  Loss from  operations of  discontinued
     operation Cycomm Secure Solutions, Inc.            (1,751,877)      (969,799)
   Estimated  loss on  disposal  of Cycomm
     Secure Solutions                                   (1,598,409)           ---
                                                        ----------    -----------

Net Loss                                               ($4,430,580)   ($1,092,465)
                                                       ===========    ===========

Earnings per share
Income per share from discontinued operations:
   Val-Comm Inc.                                             $0.00          $0.01
Loss per share from continuing operations                   ($0.09)        ($0.02)
Loss   per   share    from    discontinued
   operations: Cycomm Secure Solutions                      ($0.14)        ($0.10)
Loss  per  share  on  disposal  of  Cycomm
   Secure Solutions                                         ($0.13)           ---
                                                            ------         ------
Net loss per share                                          ($0.36)        ($0.11)
                                                            ======         ======

Weighted  average  number of common shares              12,433,264      9,987,588
outstanding                                             ==========      =========




    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (Unaudited)

                                                             Three Months Ended
                                                            March 31,     March 31,
                                                              1999          1998

Operating activities
   Net loss from continuing operations                   ($1,087,951)     ($187,518)
   Adjustments  to  reconcile  net loss to
    net cash provided by operating activities:
     Depreciation and amortization                           150,058        161,627
     Recognition of deferred revenue                        (312,724)           ---
   Change in operating assets and liabilities              1,153,622         (2,449)
                                                           ---------        -------
   Cash used in operating activities                         (96,995)       (28,340)
                                                           ---------        -------
Investing activities
   Acquisition of fixed assets                                   ---        (95,979)
   Increase in notes receivable                               (4,000)        50,000
   Decrease in notes receivable                                2,000        (50,000)
   Other                                                      26,119          3,443
                                                              ------        -------
   Cash provided by (used in) investing activities            24,119        (92,536)
                                                              ------        -------
Financing activities
   Issuance of preferred stock                                   ---        900,000
   Borrowings under revolving credit facility               (267,588)       227,494
   Repayment of notes payable                                (15,777)       (31,582)
   Repayment of obligations under capital leases              (9,686)        (7,010)
                                                            --------      ---------
   Cash provided by financing activities                    (293,051)     1,088,902
                                                            --------      ---------
Discontinued operations
   Cash provided by (used in) discontinued
     operation: CSS                                           33,176      (894,592)
   Cash provided by (used in) discontinued
     operation: Val-Comm                                       4,848          (101)

   Increase in cash and cash equivalents
     during the period                                      (327,903)       73,333
   Cash and cash equivalents, beginning of period            567,977       509,580
                                                            --------      --------
   Cash and cash equivalents, end of period                 $240,074      $582,913
                                                            ========      ========

Supplemental cash flow information:
   Interest paid                                            $194,050      $173,626
   Income taxes paid                                        $    ---      $    ---

Non-cash investing and financing activities:
   Conversion of convertible debentures
     to common stock                                        $    ---      $273,970
   Conversion of preferred stock to common stock            $381,356      $    ---



See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE UNAUDITED PERIOD ENDED MARCH 31, 1999
                      AND THE YEAR ENDED DECEMBER 31, 1998

                                         Preferred     Preferred       Common        Common      Accumulated
                                          Shares         Stock         Shares        Stock         Deficit

Balance, December 31, 1997                   ---            ---       9,816,877    47,491,611    (43,247,978)

Net Loss                                                                                          (8,296,049)
Issuance of common stock:
   Conversion of debentures                  ---            ---         236,380       273,970            ---
   Private placement -
      common stock                           ---            ---       1,870,000     2,895,750            ---
   Value of options issued to
      non-employees                          ---            ---             ---       450,000            ---
Issuance of preferred stock:
   Private placement -
      preferred stock                         20        900,000             ---           ---            ---
   Conversion of preferred stock             (12)      (540,000)        287,054       563,287
   Dividends on preferred stock                                                                      (56,620)
                                        --------       --------      ----------   -----------   ------------
Balance, December 31, 1998                     8       $360,000      12,210,311   $51,674,618   $(51,600,647)
                                        ========       ========      ==========   ===========   ============


Net Loss                                                                                          (4,430,580)
Issuance of common stock:
   Conversion of preferred stock              (7)     (315,000)         282,617       346,357            ---
                                        --------      --------       ----------    ----------   ------------
Balance, March 31, 1999                        1       $45,000       12,492,928    52,020,975   $(56,031,227)
                                        ========      ========       ==========    ==========   ============



    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 1998

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of March 31, 1999 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2 - DISCONTINUED OPERATIONS

On March 4, 1999 the Company signed a Letter of Intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. ("CSS") to an investment group led by that subsidiary's current management. The Company anticipates that the sale will be completed in the second quarter of 1999. The results of operations for CSS are reported as discontinued operations for all periods presented. For the quarter ended March 31, 1999, the results of CSS include a write-off of goodwill of $1,265,554 and a write-off of fixed assets of $320,502. The results of operations for Cycomm Secure Solutions Inc. are summarized as follows:

                                       Quarter ended
                                 March 31,      March 31,
                                   1999           1998

Revenue                         1,664,051      1,013,117
Cost of Sales                   1,182,542      1,060,208
                                ---------      ---------
Gross profit (loss)               481,509       (47,091)

Operating Expenses              2,233,386        922,708
                                ---------        -------
Net loss                       (1,751,877)      (969,799)
                               ==========       ========
Net loss per share                 $(0.14)        $(0.10)
                                   ======         ======

The assets being sold include the inventory, fixed assets and various intangibles and other assets and have a carrying value of $2,398,409 as of March 31, 1999. Estimated proceeds on the sale of Cycomm Secure's assets are $800,000 an estimated net loss on disposal of 1,598,409.

The Company has also entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an investment group located within Val-Comm's geographical area. The transaction will be a stock purchase, and management anticipates that the sale will be completed in the second quarter of 1999. The results of operations for Val-Comm Inc. are reported as discontinued operations for all periods presented, and are summarized as follows:

                                      Quarter ended
                                 March 31,      March 31,
                                   1999           1998

Revenue                           331,508        405,495
Cost of Sales                     211,383        239,514
                                  -------        -------
Gross profit (loss)               120,125        165,981

Operating Expenses                112,468        101,129
                                  -------        -------
Net income                          7,657         64,852
                                    =====         ======
Net income per share                $0.00          $0.01
                                    =====          =====

The net book value of Val-Comm's assets at March 31, 1999 is $379,748. Management estimates that the proceeds of the sale will be approximately $750,000.

NOTE 3 - ACQUISITION EARN-OUT

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

As of March 31, 1999, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock. Cycomm has accrued an additional liability of $700,000 related to the earn-out obligation, however payment of this amount is contingent upon the outcome of the lawsuit described in the paragraph below. No contingent consideration was paid by Cycomm in 1999 or 1998.

The Company is currently involved in a lawsuit with the Seller regarding the amount of earn-out consideration due. The Company believes that eligible units in the earn-out calculation include all PCMobile units which are substantially the same as the units manufactured by M3i Technologies at the time of the acquisition (486 75mhz processors with monochrome screens). M3i believes that earn-out should be calculated on all units sold, including the subsequent generations of PCMobile computers (the 586 133mhz color screen units, and the Pentium 233mhz color screen units). If the asset purchase agreement is interpreted to use M3i's method of calculation, Cycomm would be obligated to issue M3i approximately $1.5 million of Cycomm common stock. This would have no income statement effect for Cycomm, but it would increase the Company's goodwill related to the transaction and increase the common stock outstanding.

The Company is in advanced negotiations to settle this lawsuit with the plaintiff. The lawsuit has been stayed during the settlement discussions. The Company has recorded the full amount of earn-out based on the current terms of the proposed settlement. See Part II - Item 1 for further information regarding litigation.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES


NOTE 4 - DELISTING FROM THE AMERICAN STOCK EXCHANGE

On January 21, 1999, Cycomm was notified by the American Stock Exchange that it no longer met continued listing criteria and would be delisted. Specifically, Cycomm had incurred losses in its last five fiscal years and therefore failed to meet the American Stock Exchange listing requirement of pre-tax income of at least $750,000 in its last fiscal year, or in two of its last three fiscal years. Additionally, Cycomm failed to satisfy the minimum stockholders' equity requirement of $4 million. Trading of Cycomm's stock was suspended on April 13, 1998 and Cycomm was delisted from the AMEX on April 30, 1999. The Company began trading on the Over-the-Counter Bulletin Board (OTCBB) on May 5, 1999 under the symbol "CYII".


NOTE 5 - DEFERRED REVENUE

The Company has recorded deferred revenue of $622,224 and $934,948 for the periods ended March 31, 1999 and December 31, 1998 respectively. Deferred revenue was recorded as a result of certain sales of PCMobile computers in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge.

The customers retain the right to return the 586s at any time before they receive the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s have been classified as demonstration units, which are recorded in inventory, and are depreciated over a one year period. Revenue on the sales is recognized when the Pentium units are shipped to the customers. Cycomm recognized revenue of $312,724 for the quarter ended March 31, 1999 related to the shipment of Pentium units to customers in exchange for the 586 units.

NOTE 6 - INVENTORIES

The following is a summary of inventories at March 31, 1999 and December 31, 1998:

                                           March 31,   December 31,
                                             1999          1998
                                                         Restated
Raw materials                             $1,506,115      $932,025
Work in process and sub-assemblies           272,959       651,018
Finished goods                               376,230       302,940
                                          ----------    ----------
                                          $2,155,304    $1,885,983
                                          ==========    ==========

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $3,432,000, of which $2,043,302 was outstanding at March 31, 1999.
Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts the Company from paying dividends in certain circumstances. In conjunction with this credit facility, the Company obtained a term loan in the amount of $568,000 collateralized by certain machinery and equipment. This term loan bears interest at prime plus 3% and is payable in equal installments of $15,777 per month through January 1, 2001. As of March 31, 1999, the outstanding balance of the term loan was $378,648.

As of March 31, 1999, the Company has outstanding a total of $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company. The original date of maturity for the convertible debentures was February 28, 1999, however, the Company obtained an extension of the maturity date until March 31, 1999. Effective as of March 31, 1999, the Company entered into a new agreement with the holders of the debentures, which amended the terms of the note and extended the maturity date to May 1, 2000. Pursuant to the terms of the new debenture, the interest rate on the convertible debentures has been lowered from 12% per annum to 7% per annum. The debentures are convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. The holders of the debentures cannot convert more than 5% of the outstanding debentures until after August 1, 1999, 10% until after November 1, 1999, 15% until after February 1, 2000 and the balance until after May 1, 2000.

NOTE 8 - CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

The issued common stock of the Company consisted of 12,492,928 and 12,210,311 shares as of March 31, 1999 and December 31, 1998, respectively. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was anitdilutive.

Preferred Stock

In February 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. As of March 31, 1999, 19 shares of Series B preferred stock had been converted into 569,671 shares of common stock, and 1 share of Series B preferred stock was outstanding.

NOTE 9 - SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarter Ended March 31, 1999 and March 31, 1998

In the quarter ended March 31, 1999 the Company made the determination that it could no longer fund the operations of its secure computing segment, Cycomm Secure Solutions, Inc. ("CSS"). CSS lost over $4 million in the year ended December 31, 1998, causing a significant drain on the Company's cash resources. Management identified several potential buyers, and on March 4, 1999 signed a letter of intent to sell the assets of CSS to a group led by that subsidiary's current management. The operating results of CSS for the quarter ended March 31, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

The Company also entered into an agreement to sell its secure communications equipment subsidiary, Val-Comm Inc., in order to generate additional working capital, and to concentrate fully on the Company's core business, the PCMobile line of rugged computers. Val-Comm is in the process of being sold to a group of investors located within its geographic region. Results of operations from Val-Comm have also been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended March 31, 1999 and March 31, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Revenues for the three months ended March 31, 1998 were $1,565,782 as compared to revenues of $3,856,957 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the quarter ended March 31, 1999 were $1,291,758 as compared to cost of sales of $2,405,874 for the prior period. Gross margins for the quarter ended March 31, 1999 were 18%, which represents a decrease from 38% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. The Company prices its PCMobiles to attain gross margins within a range of 30% to 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $1,247,361 for the period ended March 31, 1999 as compared to $1,552,845 in the prior period. Selling, general and administrative expenses decreased $357,385 to $919,018 for the current period. This decrease is mainly the result of management headcount reductions. Research and development costs increased to $178,285 as compared to $114,815 in the prior period. The research and development expenses in the current period approximate normal levels for the PCMobile product, and are related primarily to streamlining the production of the Pentium and Pentium II models of the PCMobile. Depreciation and amortization decreased to $150,058 for the quarter ended March 31, 1999 as compared to $161,627 in the prior period.

Interest expense for the quarter ended March 31, 1999 was $119,551 as compared to $99,294 for the prior period. The increase is a result of the change in the interest rate on the convertible debentures from 10% to 12%. On March 31, 1999 the terms of the convertible debentures were renegotiated, and the interest rate was reduced to 7% (see Note 7).

Net loss from continuing operations increased to $1,087,951, or $0.09 per share, for the quarter ended March 31, 1999 from $187,518, or $0.02 per share for the quarter ended March 31, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

The loss from discontinued operations from the Company's Cycomm Secure Solutions subsidiary was $1,751,877 for the quarter ended March 31, 1999, as compared to $969,799 in the prior period. Included in the loss for the period ended March 31, 1999 is a write-off of goodwill of $1,265,554 and a write-off of fixed assets of $320,502.

Income from discontinued operations from the Company's Val-Comm subsidiary was $7,657 for the quarter ended March 31, 1999 as compared to $64,852 in the prior period.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 1999, the Company had cash and cash equivalents of $240,074.

In the three months ended March 31, 1999, cash used in operations amounted to $96,995. Cash provided by investing activities during the three months ended March 31, 1999 totaled $24,119. Cash used in financing activities was $293,051 for the three months ended March 31, 1999. The Company decreased the amounts drawn on its bank credit lines in an amount of $267,588 during the three months ended March 31, 1999.

The Company's net working capital at March 31, 1999 was ($2,346,539) as compared to ($2,594,200) at December 31, 1998. The change in net working capital is a result of $3,000,000 of convertible debentures being reclassified from current to long term obligations of the Company, as the maturity date has been extended until May 1, 2000. Trade accounts payable increased by $1,227,771 to $3,418,796 at March 31, 1999. Net working capital for the quarter ended March 31, 1999 also includes an allowance for loss on disposal of the assets of Cycomm Secure Solutions of $1,598,409.

The Company is currently facing significant cash flow problems, which have slowed the production of the PCMobile product line and have caused revenues to decrease and losses to grow. The Company is addressing these problems with the sale of two of its subsidiaries, Cycomm Secure Solutions Inc. ("CSS") and Val-Comm Inc. The sale of CSS will eliminate a significant cash drain for the Company, as CSS lost over $4 million for the year ended
December 31, 1998. Proceeds from the sale will be used to pay down the Company's secured line of credit and vendors. The sale of Val-Comm will generate cash which will be used primarily to fund PCMobile operations. In the event that one or both of these transactions are not completed or are unable to be completed on terms acceptable to management, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or protection under Federal bankruptcy laws.

Management   is  also   streamlining   operations   by   reducing   headcount,
implementing programs to grow revenue and evaluating plans to further capitalize the Company through private equity placements or borrowings.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

      A lawsuit was instituted against the Company on September 2, 1998 in the United States District Court for the Eastern District of Virginia by the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation from which the Company and a subsidiary purchased certain PCMobile assets in June 1996. The lawsuit alleges breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement and seeks monetary damages and other relief. The Company has denied any wrongdoing and liability and has vigorously defended the allegations. The Company is in advanced settlement negotiations with the plaintiff. The lawsuit has been stayed during the settlement negotiations.

      The Company instituted a lawsuit on February 5, 1999 in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida against Infotech International, a Florida corporation involved in the resale of the Company's PCMobile computers. The lawsuit alleges breach of contract and conversion of funds. The Company is seeking damages of $592,959 plus interest and costs. The Company is in advanced settlement negotiations with the defendant.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  May 20, 1999               /s/ Albert I. Hawk
                                      Albert I. Hawk
                                      President and
                                      Chief Executive Officer






Date: May 20, 1999               /s/ Robert M. Hutton
                                      Robert M. Hutton
                                      Vice President of Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date  ____________, 1999
                                    ________________________________
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer





Date: ____________, 1999
                                    _______________________________
                                    Robert M. Hutton
                                    Vice President of Finance