Form 10-Q
period 1999-06-30
CYCOMM INTERNATIONAL INC
filed 1999-08-20
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

As of August 1, 1999, the Registrant had 12,992,928 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                      Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................       3

            Condensed Consolidated Statements of Operations.......       4

            Condensed Consolidated Statements of Cash Flows.......       5

            Condensed Consolidated Statement of Stockholders' Equity     6

            Notes to Condensed Consolidated Financial Statements..       7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................      13

PART II - Other Information

Item 1.     Legal Proceedings.....................................      17

Item 2.     Changes in Securities.................................      17

Item 3.     Default Upon Senior Securities........................      17

Item 4.     Submission of Matters to a Vote of Security Holders...      17

Item 5.     Other Information.....................................      17

Item 6.     Exhibits and Reports on Form 8-K......................      18

Signatures  ......................................................      19

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                      June 30,     December 31,
                                                       1999          1998
ASSETS                                              (Unaudited)    (Restated)
Current assets:
   Cash and cash equivalents                           $4,761       $567,977
   Accounts receivable, net                         1,435,187      2,353,999
   Inventories                                      2,246,571      1,885,983
   Prepaid expenses                                    37,597         21,829
   Assets held for sale from discontinued
      operations: Cycomm Secure Solutions Inc.            ---      2,655,832
   Net assets of discontinued operations:
      Val-Comm Inc.                                   479,382        374,913
                                                      -------        -------
    Total current assets                            4,203,498      7,860,533

Fixed assets, net                                     299,363        569,323

Goodwill, net                                         721,981      2,175,400

Other assets:
   Notes receivable                                    74,680         68,912
   Deferred financing costs, net                          ---         31,701
   Other                                              224,850        224,850
                                                   ----------    -----------
                                                   $5,524,372    $10,930,719
                                                   ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                         $3,412,692     $2,191,025
   Accrued liabilities                              2,138,063      1,567,694
   Deferred revenue                                   622,224        934,948
   Deposit held on sale of Val-Comm                   188,000            ---
   Dividends payable on preferred stoc                  6,667         33,333
   Current portion of capital lease obligations        16,157         22,418
   Revolving credit facility                        1,384,715      2,310,890
   Current portion of notes payable and
     convertible debentures                         3,000,000      3,394,425
                                                    ---------      ---------
   Total current liabilities                       10,146,294     10,454,733

Capital lease obligations, less current portion         9,477         42,015

Stockholders' equity:
Series B Preferred Stock, 1 and 8 shares
 issued and outstanding at June 30, 1999 and
 December 31, 1999                                     45,000        360,000
Series C Preferred Stock, 6 and no shares
 issued and outstanding at June 30, 1999 and
 December 31, 1999                                    247,500            ---
Common Stock, no par value, unlimited
 authorized shares, 12,492,928 and 12,210,311
 shares issued and outstanding at June 30, 1999
 and December 31, 1998                             52,020,975     51,674,618
Accumulated deficit                               (57,567,098)   (51,600,647)
                                                  -----------    -----------
   Total stockholders' equity                      (5,253,623)       433,971
                                                  -----------    -----------
                                                   $5,524,372    $10,930,719
                                                   ==========    ===========


    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                     (Unaudited)

                                        Three Months            Six Months
                                           Ended                  Ended
                                    June 30,    June 30,    June 30,    June 30,
                                      1999        1998       1999        1998


Sales                               $342,075  $4,678,765  $1,907,857 $8,535,722
Cost of sales                        465,852   3,474,571   1,757,610  5,880,445
                                     -------   ---------   ---------  ---------
Gross profit                        (123,777)  1,204,194     150,247  2,655,277
                                    --------   ---------     -------  ---------

Expenses
 Selling, general and
  administrative                     998,480   1,064,465   1,917,497  2,340,869
 Research and product
  development                        175,854     178,232     354,139    293,047
 Depreciation and amortization        86,901      87,138     236,959    325,320
                                      ------      ------     -------    -------
                                   1,261,235   1,329,835   2,508,595  2,959,236
                                   ---------   ---------   ---------   ---------

Loss from Operations              (1,385,012)   (125,641) (2,358,348)  (303,959)

Other Income (Expense)

 Interest income                       2,861      16,696       7,797     28,727
 Interest expense                    (63,560)    (94,982)   (183,111)  (194,276)
 Other income                            ---         ---         ---      1,508
                                     -------     -------    --------    -------
                                     (60,699)     78,286    (175,314)  (164,041)
                                     -------      ------    --------   --------

Loss from continuing operations  $(1,445,711)  $(203,927)$(2,533,662) $(468,000)
                                 ===========   =========  =========== =========

Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.                       99,634      31,549     107,291     96,401
 Income (loss) from operations
   of discontinued operation
   Cycomm Secure  Solutions, Inc.   (225,022)   (905,918) (1,976,899)(1,799,162)
 Loss on disposal of Cycomm
   Secure Solutions               (1,561,931)        ---  (1,561,931)       ---
                                  ----------    --------  ----------  ---------
Net Loss                       $(3,133,030) $(1,078,296)$(5,965,201)$(2,170,761)
                                ===========  =========== =========== ===========

Earnings Per Share
Loss per share from
 continuing operations              ($0.12)     ($0.02)      ($0.20)     ($0.05)
Income per share from
  discontinued operations:
  Val-Comm Inc.                     ($0.01)     ($0.00)      ($0.01)     ($0.01)
Loss per share from discontinued
 operations: Cycomm Secure
  Solutions                         ($0.02)     ($0.09)      ($0.16)     ($0.18)
Loss per share on disposal of
 Cycomm Secure Solutions            ($0.13)        ---       ($0.13)        ---
                                    ------       ------      ------       -----

Net Loss Per Share                  $(0.25)     $(0.10)     $(0.48)      $(0.21)
                                    ======      ======      ======       ======

 Weighted average number of
   common shares outstanding     12,492,928  10,358,742  12,463,261  10,174,191
                                 ==========  ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                             (Unaudited)

                                                        Six Months Ended
                                                   June 30,       June 30,
                                                     1999           1998

Operating activities
 Net loss from continuing operations             ($2,533,662)     ($468,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                  236,966        325,320
      Recognition of deferred revenue               (312,724)           ---
      Write-down of investments                          ---         50,000
 Change in operating assets and liabilities        2,113,997     (1,263,057)
                                                   ---------     ----------
 Cash used in operating activities                  (495,423)    (1,355,737)
                                                    --------     ----------

Investing activities
 Acquisition of fixed assets                             ---          8,110
 Increase in notes receivable                         (4,000)       (50,000)
 Decrease in notes receivable                          2,000         46,249
 Other                                                   ---       (225,275)
                                                     -------       --------
 Cash provided by (used in) investing activities      (2,000)      (220,916)
                                                      ------       --------

Financing activities
 Issuance of common stock                                ---      1,620,000
 Issuance of preferred stock                         247,500        900,000
 Borrowings under revolving credit facility         (926,176)       494,613
 Repayment of notes payable                         (394,425)       (78,913)
 Deferred financing costs on convertible debentures      ---        (30,000)
 Repayment of obligations under capital leases        (9,686)       (14,637)
                                                      ------        -------
 Cash provided by (used in) financing activities  (1,082,787)     2,891,063
                                                  ----------      ---------

Discontinued operations
 Proceeds from sale of discontinued operation:
   Cycomm Secure Solutions Inc.                      729,993            ---
 Cash provided by (used in) discontinued operation:
   Cycomm Secure Solutions Inc.                       92,126     (1,179,862)
 Cash provided by (used in) discontinued operation:
   Val-Comm                                          194,875         32,466
                                                     -------         ------

 Increase (decrease) in cash and cash equivalents
   during the period                               (563,216)       167,014
 Cash and cash equivalents, beginning of period     567,977        509,580
                                                    -------        -------
 Cash and cash equivalents, end of period            $4,761       $676,594
                                                     ======       ========

Supplemental cash flow information:
 Interest paid                                     $226,611       $373,867
 Income taxes paid                                   $  ---          $ ---

Non-cash investing and financing activities:
 Conversion of convertible debentures to
  common stock                                       $  ---       $273,970
 Conversion of preferred stock to common stock     $381,356       $257,671


    See accompanying notes to condensed consolidated financial statements.

                     CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED JUNE 30, 1999
                         AND THE YEAR ENDED DECEMBER 31, 1998

                        Preferred  Preferred  Common    Common     Accumulated
                          Shares    Stock     Shares     Stock        Deficit

Balance, December 31,
  1997                      ---       ---    9,816,877  47,491,611  (43,247,978)

Net Loss                                                             (8,296,049)
Issuance of
  common stock:
  Conversion of
   debentures               ---       ---      236,380     273,970          ---
  Private placement -
   common stock             ---       ---    1,870,000    2,895,750         ---
  Value of options issued to
    non-employees           ---       ---          ---      450,000         ---
Issuance of preferred stock:
  Private placement -
    preferred stock          20   900,000          ---         ---          ---
  Conversion of
   preferred stock          (12) (540,000)     287,054     563,287
 Dividends on
   preferred stock                                                      (56,620)
                          -----  --------   ----------   ---------   ----------
Balance, December 31,
 1998                         8  $360,000   12,210,311 $51,674,618 $(51,600,647)
                          =====  ========   ==========  =========== ============

Net Loss                                                             (5,965,201)
Issuance of
 preferred stock:             6   247,500          ---         ---          ---
  Conversion of
   preferred stock           (7) (315,000)     282,617     346,357          ---
  Dividends on
   preferred stock                                                       (1,250)
                          ----    -------   ----------  ----------   ----------
Balance, June 30, 1999       7   $292,500   12,492,928  52,020,975 $(57,567,098)
                         =====   ========   ==========  ========== ============



    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1998

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of June 30, 1999 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2 - DISCONTINUED OPERATIONS

Cycomm Secure Solutions Inc.

On March 4, 1999 the Company signed a Letter of Intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. ("CSS") to an investment group led by that subsidiary's management. On May 3, 1999, prior to the closing of the sale, the investment group signed an agreement with the Company which allowed the investment group to operate the business for the period prior to the closing of the sale. The agreement allowed the investment group to operate the assets of CSS and generate revenues for the benefit of the investment group, and made the investment group responsible for all expenses incurred and liabilities generated on and after May 3, 1999.

In May of 1999, the management-led group informed the Company that it would be unable to complete the purchase of the assets of CSS. The Company identified other potential buyers and signed a letter of intent for the sale of the assets of CSS to Cortron Inc. ("Cortron"), a manufacturer of other products in the secure computing industry. On June 21, 1999 the secured lender to the Company foreclosed on the assets of CSS and sold the assets to Cortron.

The results of operations for CSS are reported as discontinued operations for all periods presented. For the six months ended June 30, 1999, the results of CSS include a write-off of goodwill of $1,356,283 and a write-off of fixed assets of $306,328. The results of operations for Cycomm Secure Solutions Inc. are summarized as follows:

                               Six Months ended           Three Months ended
                               ----------------           ------------------
                               June30,   June30,          June 30,   June 30,
                                1999      1998             1999        1998
                              --------  --------         ---------  ---------
Revenue                     1,916,174  2,061,614          252,123  1,048,497
Cost of Sales               1,406,918  2,093,086          224,376  1,032,878
                            ---------  ---------          -------  ---------
Gross profit (loss)           509,256    (31,472)          27,747     15,619

Operating Expenses          4,048,086  1,767,690        1,814,699    844,982
                            ---------  ---------        ---------    -------
Net loss                    3,538,830 (1,799,162)      (1,786,952) (829,363)
                            ========= ==========       ==========  ========
Net loss per share             ($0.28)    ($0.18)          ($0.14)    ($0.08)
                               ======     ======           ======     ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,291,924 as of June 30, 1999. Proceeds on the sale of Cycomm Secure's assets were $729,993 for a net loss on disposal of $1,561,931.

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction is structured as a stock purchase, and management anticipates that the sale will be completed in the third quarter of 1999. The results of operations for Val-Comm Inc. are reported as discontinued operations for all periods presented, and are summarized as follows:

                                Six Months ended        Three Months ended
                                ----------------        ------------------
                              June 30,     June 30,    June 30,     June 30,
                               1999          1998        1999         1998
                              -------      -------     -------      -------

Revenue                      792,601       756,908      461,093      351,413
Cost of Sales                449,403       456,667      238,020      217,154
                             -------       -------      -------      -------
Gross profit (loss)          343,198       300,241      223,073      134,259

Operating Expenses           235,907       360,266      123,439      101,275
                             -------       -------      -------      -------
Net income                   107,291        96,401       99,634       32,984
                             =======        ======       ======       ======
Net income per share           $0.01         $0.01        $0.01        $0.00
                               =====         =====        =====        =====

The net book value of Val-Comm's assets as of June 30, 1999 is $479,382. Management anticipates that the selling price of Val-Comm will consist of $750,000 in cash and a promissory note of $1.5 million. As of June 30, 1999 the Company had received a deposit of $188,000 from the purchaser.
Subsequent to June 30, 1999, Cycomm received stock in the purchaser's company valued at $900,000 to be sold by an independent third party, with proceeds of the sale to be applied against the purchase price. See Note 9: Subsequent Events for further detail of the sale of Val-Comm.

NOTE 3 - ACQUISITION EARN-OUT

XL Computing (Canada) Inc.

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of June 30, 1999, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999 the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company can fulfil its obligation to the Seller if payments are made before certain dates as specified in the agreement. The Company can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. Management anticipates that the liability to the Seller will be repaid prior to April 30, 2000, and has recorded an accrued liability of $700,000 as of June 30, 1999.

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

NOTE 5 - DEFERRED REVENUE

The Company has recorded deferred revenue of $622,224 and $934,948 for the periods ended June 30, 1999 and December 31, 1998 respectively. Deferred revenue was recorded as a result of certain sales of PCMobile computers in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge.

The customers retain the right to return the 586s at any time before they receive the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s have been classified as demonstration units, which are recorded in inventory, and are depreciated over a one year period. Revenue on the sales is recognized when the Pentium units are shipped to the customers. For the six months ended June 30, 1999, Cycomm has recognized revenue of $312,724 related to the shipment of Pentium units to customers in exchange for the 586 units.

NOTE 6 - INVENTORIES

The following is a summary of inventories at June 30, 1999 and December 31, 1998:

                                            June 30,    December 31,
                                              1999          1998
                                            -------     -----------
                                                         (Restated)
Raw materials                              $1,506,115      $932,025
Work in process and sub-assemblies            272,959       651,018
Finished goods                                467,497       302,940
                                              -------       -------
                                           $2,246,571    $1,885,983
                                           ==========    ==========

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $1,384,715 was outstanding at June 30, 1999. Borrowings under this credit facility bear interest at prime plus 3%. Additionally, the terms of the credit facility prohibit the Company from paying dividends in certain circumstances. The revolving credit facility was originally comprised of a $3,432,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions and Cycomm Secure Solutions, and a $568,000 term loan collateralized by certain machinery and equipment of Cycomm Secure Solutions. After the June 21, 1999 sale of the assets of Cycomm Secure Solutions, the revolving credit facility was restructured as a $4,000,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions, and by the remaining accounts receivable of Cycomm Secure Solutions. As of June 30, 1999, the Company is not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceed the value of the underlying collateral by $470,693. This is a result of the sale of Cycomm Secure Solutions' machinery and equipment for less than the book value of the assets, and because several Cycomm Secure and Cycomm Mobile accounts receivable have been disallowed as collateral by the lender because the accounts are over 90 days past due.

As of June 30, 1999, the Company has outstanding a total of $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company. The original date of maturity for the convertible debentures was February 28, 1999, however, the Company obtained an extension of the maturity date until March 31, 1999. On March 31, 1999, the Company entered into a new agreement with the holders of the debentures, which amended the terms of the note and extended the maturity date to May 1, 2000. Pursuant to the terms of the new debenture, the interest rate on the convertible debentures has been lowered from 12% per annum to 7% per annum. The debentures are convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. The holders of the debentures cannot convert more than 5% of the outstanding debentures until after August 1, 1999, 10% until after November

1, 1999,  15% until after  February 1, 2000 and the balance until after May 1,
2000.

NOTE 8 - CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

The issued common stock of the Company consisted of 12,492,928 and 12,210,311 shares as of June 30, 1999 and December 31, 1998, respectively. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was anitdilutive.


Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. As of June 30, 1999, 19 shares of Series B preferred stock had been converted into 569,671 shares of common stock, and 1 share of Series B preferred stock was outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 50% of its preferred shares after four months from the issuance date, and the balance after nine months from the issuance date. The conversion price is the lesser of $.625, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 15% over the conversion price. As of June 30, 1999, no shares of Series C preferred stock were eligible for conversion.

NOTE 9 - SUBSEQUENT EVENTS

On August 3, 1999, the holders of the $3,000,000 convertible debentures converted $150,000 or 5% of the outstanding debentures into 382,856 shares of common stock of the Company. Additionally, the holders elected to convert the interest payment due of $52,500 into 120,000 shares of common stock of the Company.

On July 6, 1999, Cycomm issued 500,000 restricted shares of its common stock in a private equity placement for net proceeds of $296,700.

On July 13, 1999, Cycomm issued 6 shares of Series D convertible redeemable preferred stock ("Series D preferred stock") with a conversion value of $50,000 per share for net proceeds of $268,500. The Series D preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares after 30 days from the issuance date, and a further 25% every 30 days thereafter, unless the stock is trading at less than $0.50 on the conversion date. If the common stock is trading at less than $0.50 on the conversion date, the Company has the right to redeem the preferred shares at a premium of 18% over the conversion value. If the Company does not elect to redeem the shares, the holder can convert 10% of the preferred shares in a period of 20 day consecutive intervals. The conversion price is a 20% discount of the five-day average closing bid price prior to the date of conversion. As of August 15, 1999, no shares of Series D preferred stock had been converted to common shares.

The Company is currently in the process of selling its secure communications subsidiary, Val-Comm Inc. ("Val-Comm") to an individual investor in Val-Comm's geographic area. Management anticipates that the selling price of Val-Comm will consist of $750,000 in cash and a promissory note of $1.5 million. As of June 30, 1999 the Company had received a deposit of $188,000 from the purchaser. Subsequent to June 30, 1999, Cycomm received stock in the purchaser's company valued at approximately $900,000 to be sold by an independent third party, with proceeds of the sale to be applied against the purchase price. As of August 15, 1999 the Company had received $133,895 from the sale of the purchaser's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

On June 21, 1999 the Company completed the sale of its secure computing segment, Cycomm Secure Solutions, Inc. ("CSS"). CSS had lost over $4 million in the year ended December 31, 1998, and lost an additional $3.5 million in the six months ended June 30, 1999, which caused a significant drain on the Company's cash resources. The operating results of CSS for the quarter and the six months ended June 30, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

The Company is currently involved in the sale of its secure communications equipment subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographic region. The sale of Val-Comm will generate additional working capital and will allow the Company to concentrate fully on its core business, the PCMobile line of rugged computers. Results of operations from Val-Comm have also been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended June 30, 1999 and June 30, 1998 and the six months ended June 30, 1999 and June 30, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Three Months Ended June 30, 1999 and June 30, 1998

Revenues for the three months ended June 30, 1998 were $342,075 as compared to revenues of $4,678,765 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the three months ended June 30, 1999 were $465,582 as compared to cost of sales of $3,474,571 for the prior period. Gross margins for the three months ended June 30, 1999 were (36%), which represents a decrease from 26% in the prior period. The negative gross margin in the current period is a result of the significant decrease in the volume of sales. The Company prices its PCMobiles to attain gross margins within a range of 30% to 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and creates lower gross margins.

Operating expenses decreased to $1,261,235 for the period ended June 30, 1999 as compared to $1,329,835 in the prior period. Selling, general and administrative expenses decreased $65,985 to $998,480 for the current period. This decrease is a result of reductions in management headcount and facilities costs. Research and development costs were $175,854 for the quarter ended June 30, 1999, as compared to $178,232 in the prior period. The research and development expenses in the current period are related to engineering on the Pentium and Pentium II models of the PCMobile. Depreciation and amortization decreased to $86,901 for the quarter ended June 30, 1999 as compared to $87,138 in the prior period.

Interest expense for the quarter ended June 30, 1999 was $63,560 as compared to $94,982 for the prior period. The decrease is primarily the result of the change in the interest rate on the convertible debentures from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $1,445,711, or $0.12 per share, for the quarter ended June 30, 1999 from $203,927, or $0.02 per share for the quarter ended June 30, 1998. The increase in net loss from continuing operations is primarily the result of the significant decrease in PCMobile sales and margins from the prior period.

The loss from discontinued operations from the Company's Cycomm Secure Solutions subsidiary was $225,022 for the quarter ended June 30, 1999, as compared to $905,918 in the prior period. In the quarter ended June 30, 1999, the Company recognized a loss of $1,561,931 on the sale of the assets of Cycomm Secure Solutions.

Income from discontinued operations from the Company's Val-Comm subsidiary was $99,634 for the quarter ended June 30, 1999 as compared to $31,549 in the prior period.

Six Months Ended June 30, 1999 and June 30, 1998

Revenues for the six months ended June 30, 1998 were $1,907,857 as compared to revenues of $8,535,722 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the six months ended June 30, 1999 were $1,757,610 as compared to cost of sales of $5,880,445 for the prior period. Gross margins for the six months ended June 30, 1999 were 8%, which represents a decrease from 31% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. The Company prices its PCMobiles to attain gross margins within a range of 30% to 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $2,508,595 for the six months ended June 30, 1999 as compared to $2,959,236 in the prior period. Selling, general and administrative expenses decreased $423,372 to $1,917,497 for the current period. This decrease is mainly the result of management headcount reductions and reductions in facilities costs. Research and development costs increased to $354,139 as compared to $293,047 in the prior period. The research and development expenses in the current period relate to engineering of the Pentium and Pentium II models of the PCMobile. Depreciation and amortization decreased to $236,959 for the six months ended June 30, 1999 as compared to $325,320 in the prior period, with the difference being the result of fewer demonstration units being depreciated in the current period than in the six months ended June 30, 1998.

Interest expense for the six months ended June 30, 1999 was $183,111 as compared to $194,276 for the prior period. The decrease is a result of the change in the interest rate on the convertible debentures from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $2,533,662, or $0.20 per share, for the six months ended June 30, 1999 from $468,000, or $0.05 per share for the six months ended June 30, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

The loss from discontinued operations from the Company's Cycomm Secure Solutions subsidiary was $1,976,899 for the six months ended June 30, 1999, as compared to $1,799,162 in the prior period. Included in the loss for the period ended June 30, 1999 is a write-off of goodwill of $1,356,283 and a write-off of fixed assets of $306,328. The loss on the sale of Cycomm Secure Solutions' assets was $1,561,931.

Income from discontinued operations from the Company's Val-Comm subsidiary was $107,291 for the six months ended June 30, 1999 as compared to $96,401 in the prior period.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 1999, the Company had cash and cash equivalents of $4,761.

In the six months ended June 30, 1999, cash used in operations amounted to $495,423. Cash used in investing activities during the six months ended June 30, 1999 totaled $2,000. Cash used in financing activities was $1,082,787 for the six months ended June 30, 1999. The Company decreased the amounts drawn on its bank credit lines in an amount of $1,320,601 during the six months ended June 30, 1999.

The Company's net working capital at June 30, 1999 was ($5,942,796) as compared to ($2,594,200) at December 31, 1998. Trade accounts payable increased by $1,221,667 to $3,412,692 at June 30, 1999.

The Company is currently facing significant cash flow problems, which have slowed the production of the PCMobile product line and have caused revenues to decrease and losses to grow. The Company is addressing its cash flow problems with several actions including the sale of its non-core subsidiaries, a reduction in general and administrative costs and by raising additional funds through private equity placements.

The sale of the Company's Cycomm Secure Solutions Inc. ("CSS") subsidiary has eliminated a significant cash drain for the Company, as CSS lost over $4 million for the year ended December 31, 1998 and lost $3,538,830 in the six months ended June 30, 1999. Proceeds from the sale of CSS were used to pay down the Company's secured line of credit. The sale of the Company's
Val-Comm subsidiary will generate cash which will be used primarily to fund PCMobile operations.

The Company has made significant reductions in its general and administrative costs. Both management and overall headcount have been reduced in the six months ended June 30, 1999. The Company has relocated its PCMobile field service operation in Florida to a less expensive facility, and has eliminated several non-essential expenses.

As of August 1, 1999 the Company had a backlog of approximately $6 million for its PCMobile product, and management anticipates demand for these products to continue. The Company is currently addressing the need for additional working capital in order to deliver existing orders for its products.

In the event that the Company is unable to raise additional capital through private equity placements or in the event that the sale of Val-Comm cannot be completed on terms acceptable to management, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or protection under Federal bankruptcy laws.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

      On May 24, 1999 the Company entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. The Company was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Company's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, the Company can fulfil its obligation to the Seller if payments are made before certain dates as specified in the agreement. The Company can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30,
2002.

      On June 15, 1999 the Company entered into a settlement agreement with Infotech International, a Florida corporation involved in the resale of the Company's PCMobile computers. The Company was the plaintiff in a case alleging breach of contract and conversion of funds. The Company agreed to a payment plan in which Infotech would pay $592,959 plus interest and costs according to a fixed schedule prior to September 15, 2000.

      A lawsuit was instituted against the Company on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of the Company's Cycomm Secure Solutions subsidiary. The lawsuit alleges breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. The Company denies any wrongdoing and liability and intends to vigorously defend the allegations.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  August 20, 1999            /s/ Albert I. Hawk
                                      ---------------
                                      Albert I. Hawk
                                      President and
                                      Chief Executive Officer






Date: August 20, 1999            /s/ Robert M. Hutton
                                     -----------------
                                     Robert M. Hutton
                                     Vice President of Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date  August 20, 1999
                                    -------------------------
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer





Date: August 20, 1999               -------------------------
                                    Robert M. Hutton
                                    Vice President of Finance