Form 10-Q
period 1999-09-30
CYCOMM INTERNATIONAL INC
filed 1999-11-19
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

As of November 1, 1999, the Registrant had 15,372,696 shares of Common Stock outstanding.

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

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                    September      December 31,
                                                    30,
                                                                       1998
                                                       1999
ASSETS                                              (Unaudited)     (Restated)
Current assets:
   Cash and cash equivalents                          $391,618       $567,977
   Accounts receivable, net                            781,327      2,353,999
   Marketable securities                               240,792           ---
   Inventories                                       1,909,765      1,885,983
   Prepaid expenses                                     19,310         21,829
   Assets held for sale from disc. operations:
    Cycomm Secure Solutions Inc.                          ---       2,655,832
   Net assets of discontinued operations: Val-Comm
    Inc.                                                  ---         374,913
                                                     ---------      ---------
    Total current assets                             3,342,811      7,860,533

Fixed assets, net                                      245,609        569,323

Goodwill, net                                          673,413      2,175,400

Other assets:
   Notes receivable                                     76,596         68,912
   Deferred financing costs, net                          ---          31,701
   Other                                               224,850        224,850
                                                    ----------    -----------
                                                    $4,563,278    $10,930,719
                                                    ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable- trade                           $1,643,856    $1,123,342
   Accrued liabilities                                1,169,747     1,221,361
   Deferred revenue                                     622,224       934,948
   Liabilities of discontinued operation: Cycomm
    Secure Solutions Inc.                             1,740,484     1,427,563
   Dividends payable on preferred stock                  31,603        33,333
   Current portion of capital lease obligations           4,513         8,871
   Revolving credit facility                            648,426     2,310,890
   Current portion of notes payable and
    convertible debentures                            3,000,000     3,394,425
                                                      ---------    ----------
      Total current liabilities                       8,860,853    10,454,733


Convertible debentures, long term                       500,000          ---
Capital lease obligations, less current portion           8,770        42,015

Stockholders' equity:
Series B Preferred Stock, 2 and 8 shares issued
  and outstanding at September 30, 1999 and December
  31, 1998                                               90,000       360,000
Series C Preferred Stock, 5 and no shares issued
  and outstanding at September 30, 1999 and December
  31, 1998                                              206,250          ---
Series D Preferred Stock, 6 and no shares issued
  and outstanding at September 30, 1999 and December
  31, 1998                                              268,500          ---
Common Stock, no par value, unlimited authorized
  shares, 14,122,696 and 12,210,311 shares issued
  and outstanding at September 30, 1999 and December
  31, 1998                                           52,858,444    51,674,618
Accumulated deficit                                 (58,229,539)  (51,600,647)
                                                    -----------   -----------
      Total stockholders' equity                     (4,806,345)      433,971
                                                    -----------   -----------
                                                     $4,563,278   $10,930,719
                                                    ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                            (Unaudited)

                                       Three Months          Nine Months
                                          Ended                 Ended
                                   September  September  September  September
                                   30, 1999   30, 1998   30, 1999   30, 1998


Sales                           $219,072   $3,099,845  $2,126,928   $11,635,567
Cost of sales                    175,842    2,562,542   1,933,452     8,442,987
                                 -------    ---------   ---------     ---------
Gross profit                      43,230      537,303     193,476     3,192,580
                                 -------    ---------   ---------     ---------

Expenses
 Selling, general and            629,630      754,827   2,547,127     3,095,696
  administrative
 Research and product
  development                    103,118      308,818     457,257       601,865
 Depreciation and amortization    86,826      177,850     323,785       503,170
                                 -------    ---------   ---------     ---------
                                 819,574    1,241,495   3,328,169     4,200,731

Loss from Operations            (776,344)    (704,192) (3,134,693)   (1,008,151)

Other Income (Expense)

   Interest income                 1,508       19,239       9,306        47,966
   Interest expense             (132,638)    (129,055)   (315,749)     (323,331)
   Other income                     ---          ---         ---          1,508
                                --------      -------     -------       -------
                                (131,130)    (109,816)   (306,443)     (273,856)

Loss from continuing
 operations                    ($907,474)   ($814,008) ($3,441,136) ($1,282,008)
                               =========    =========  ===========  ===========

Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.                    4,872      (2,374)     111,344        94,027
 Gain on disposal of Val-Comm
  Inc.                           265,746         ---     265,746           ---
 Income (loss) from operations
  of discontinued operation
  Cycomm Secure  Solutions, Inc     ---     (666,843) (1,976,080)   (2,466,005)
 Loss on disposal of Cycomm
  Secure Solutions                  ---         ---   (1,561,931)         ---
                                --------   ---------  ----------    ----------

Net Loss                       ($636,856) ($1,483,225)($6,602,057) ($3,653,986)
                               =========  =========== ===========  ===========

Earnings Per Share
Loss per share from continuing
 operations                      ($0.07)      ($0.07)     ($0.27)       ($0.12)
                                 ======       ======      ======        ======
Income per share from
 discontinued operations:
  Val-Comm Inc.                    $0.00        $0.00       $0.01         $0.01
Loss per share on disposal of
  Val-Comm Inc.                    $0.02        $0.00       $0.02         $0.00
Loss per share from discontinued
 operations:
  Cycomm Secure Solutions Inc.     $0.00       ($0.06)     ($0.15)       ($0.23)
Loss per share on disposal of
  Cycomm Secure Solutions Inc.     $0.00        $0.00      ($0.02)        $0.00
                                   -----        -----       -----         -----

Net Loss Per Share                ($0.05)      ($0.13)     ($0.52)       ($0.35)
                                  ======       ======      ======        ======

 Weighted average number of
  common shares outstanding   13,345,435   11,193,903  12,760,550    10,517,830
                              ==========   ==========  ==========    ==========


    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                             (Unaudited)

                                                  Nine Months Ended
                                               September      September
                                               30, 1999       30, 1998

Operating activities
 Net loss from continuing operations           (3,441,136)   (1,282,008)
 Adjustments  to  reconcile  net loss to
  net cash
   Provided by operating activities:
   Depreciation and amortization                  323,784       503,129
   Recognition of deferred revenue               (312,724)         ---
   Write-down of investments                         ---         50,000
 Change in operating assets and
  liabilities                                   1,853,419       906,254
                                                ---------       -------
 Cash used in operating activities             (1,576,657)      177,375
                                                ---------       -------

Investing activities
 Acquisition of fixed assets                         ---       (261,186)
 Increase in notes receivable                      (4,000)      (50,000)
 Decrease in notes receivable                       2,000        46,249
 Other                                               ---       (102,000)
                                                    -----       -------
 Cash provided by (used in) investing
  activities                                       (2,000)     (366,937)
                                                    -----       -------

Financing activities
 Issuance of common stock                         845,986     1,991,250
 Issuance of preferred stock                      516,000       900,000
 Borrowings under revolving credit
 facility                                      (1,669,266)     (464,605)
 Borrowings under convertible debentures          500,000           ---
 Repayment of notes payable                      (394,425)     (315,568)
 Deferred financing costs on
  convertible debentures                             ---        (30,000)
 Repayment of obligations under capital
  leases                                           (9,686)      (18,586)
                                                  -------     ---------
 Cash provided by (used in) financing
  activities                                     (211,391)   (2,062,491)
                                                  -------     ---------

Discontinued operations
 Proceeds from sale of discontinued
  operation:
   Cycomm Secure Solutions Inc.                   729,993           ---
 Cash provided by (used in)
  discontinued operation:
   Cycomm Secure Solutions Inc.                   123,632    (1,718,517)
 Proceeds from sale of discontinued
  operation:
   Val-Comm Inc.                                  750,000           ---
 Cash provided by (used in)
  discontinued operation:
   Val-Comm                                        10,064       (34,239)
                                                  -------       -------

 Increase (decrease) in cash and cash
  equivalents                                    (176,359)      130,533
   During the period
 Cash and cash equivalents, beginning
   of period                                     567,977        509,580
                                                 -------        -------
 Cash and cash equivalents, end of
   period                                        391,618        640,113
                                                 =======        =======
Supplemental cash flow information:
   Interest paid                                $280,749       $563,538
   Income taxes paid                                ---            ---


Non-cash investing and financing
 activities:
 Conversion of convertible debentures
  to common stock                                   ---        $278,625
 Conversion of preferred stock to
  common stock                                  $346,590       $623,288

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE UNAUDITED PERIOD ENDED SEPTEMBER 30, 1999
                         AND THE YEAR ENDED DECEMBER 31, 1998

                     Preferred   Preferred   Common      Common     Accumulated
                      Shares       Stock     Shares      Stock        Deficit

Balance,
December 31, 1997        ---         ---   9,816,877  47,491,611    (43,247,978)

Net Loss                                                             (8,296,049)
Issuance of
 common stock:
 Conversion of
  debentures             ---         ---     236,380     273,970           ---
 Private placement -
   Common stock          ---         ---   1,870,000   2,895,750           ---
 Value of options
  issued to
  non-employees          ---         ---        ---      450,000           ---
Issuance of preferred
 stock:
 Private placement -
  Preferred stock         20      900,000        ---        ---            ---
 Conversion of           (12)    (540,000)    287,054    563,287
  preferred stock
 Dividends on
  preferred stock                                                       (56,620)
                           -    --------   ----------  ----------    ----------
Balance,
December 31, 1998          8    $360,000   12,210,311 $51,674,618  $(51,600,647)
                           =    ========   ========== ===========  ============

Net Loss                                                             (6,602,057)
Issuance of common
  stock:
 Private placement -
  Common stock           ---          ---    1,541,907     837,236         ---
Issuance of preferred
 stock:
 Issuance - Series C
  preferred stock          6      247,500        ---          ---          ---
 Issuance - Series D
  preferred stock          6      268,500        ---          ---          ---
 Reversal of
  conversion of Series
  B preferred stock        1       45,000     (21,745)     (51,753)
 Conversion of
  preferred stock         (8)    (356,250)    392,223      398,343         ---
 Dividends on
  preferred stock                                                       (26,835)
                          --      -------  ----------   ----------   ----------
Balance,
September 30, 1999        13     $564,750  14,122,696  $52,858,444 $(58,229,539)
                          ==     ========  ==========  =========== ============


    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries (the "Company") as of September 30, 1999 and for the period then ended, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

The results of operations for CSS are reported as discontinued operations for all periods presented. For the nine months ended September 30, 1999, the results of CSS include a write-off of goodwill of $1,356,283 and a write-off of fixed assets of $306,328. The results of operations for Cycomm Secure Solutions Inc. are summarized as follows:

                             Three Months ended         Nine Months ended
                             Sept. 30,  Sept.30,      Sept. 30,    Sept. 30,
                              1999        1998          1999        1998

Revenue                        ---   $1,022,296     $1,916,174    $3,083,910
Cost of Sales                  ---      811,171      1,406,918     2,904,257
                              ----      -------      ---------     ---------
Gross profit (loss)            ---      211,125        509,256       179,653

Operating Expenses             ---      877,968      2,485,336     2,645,658
                              ----      -------      ---------     ---------
Net loss                       ---    $(666,843)   $(1,976,080)  $(2,466,005)
                              ====      =======      =========     =========
Net loss per share          ($0.00)      ($0.06)        ($0.15)       ($0.23)
                            ======       ======         ======        ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,291,924 as of June 21, 1999. Proceeds on the sale of Cycomm Secure's assets were $729,993 for a net loss on disposal of $1,561,931.

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction was structured as a stock purchase, and was completed on August 21,1999. The results of operations for Val-Comm Inc. are reported as discontinued operations for all periods presented, and are summarized as follows:

                         Three Months ended         Nine Months ended
                       Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                         1999          1998         1999         1998

Revenue                 $209,132      $308,412   $1,001,733   $1,065,320
Cost of Sales            121,107       194,082      570,510      650,749
                         -------       -------      -------      -------
Gross profit (loss)       88,025       114,330      431,223      414,571

Operating Expenses        83,153       116,704      319,879      320,544
                          ------       -------      -------      -------
Net income                $4,872      $(2,374)     $111,344      $94,027
                          ======      =======      ========      =======
Net income per share       $0.00       ($0.00)        $0.01        $0.01
                           =====       ======         =====        =====

The net book value of Val-Comm's assets as of August 21, 1999 was $484,254. The selling price of Val-Comm consisted of an initial payment of $750,000 and a promissory note of $1.5 million. The promissory note bears interest at 7%, and is payable over two years, with 50% of the note due on August 21, 2000 and the balance of the note due on August 21, 2001. As of September 30, the Company has recorded a gain on the sale of Val-Comm of $265,746.

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of September 30, 1999 the Company had received proceeds of $361,260 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $200,740 as of September 30, 1999. See Note 9: Subsequent Events for further detail of the sale of Val-Comm.

NOTE 3 - ACQUISITION EARN-OUT

XL Computing (Canada) Inc.

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of September 30, 1999, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999 the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company can fulfil its obligation to the Seller if payments are made before certain dates as specified in the agreement. The Company can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. Management anticipates that the liability to the Seller will be repaid prior to April 30, 2000, and has recorded an accrued liability of $700,000 as of September 30, 1999.

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

NOTE 5 - DEFERRED REVENUE

The Company has recorded deferred revenue of $622,224 and $934,948 for the periods ended September 30, 1999 and December 31, 1998 respectively.
Deferred revenue was recorded as a result of certain sales of PCMobile computers in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge.

The customers retain the right to return the 586s at any time before they receive the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s have been classified as demonstration units, which are recorded in inventory, and are depreciated over a one year period. Revenue on the sales is recognized when the Pentium units are shipped to the customers. For the nine months ended September 30, 1999, Cycomm has recognized revenue of $312,724 related to the shipment of Pentium units to customers in exchange for the 586 units.

NOTE 6 - INVENTORIES

The following is a summary of inventories at September 30, 1999 and December 31, 1998:

                                       September 30,   December 31,
                                           1999           1998
                                                         (Restated)
Raw materials                             $1,269,317      $932,025
Work in process and sub-assemblies           279,251       651,018
Finished goods                               361,197       302,940
                                           ---------     ---------
                                          $1,909,765    $1,885,983
                                          ==========    ==========


NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $648,426 was outstanding at September 30, 1999. Borrowings under this credit facility bear interest at prime plus 3%. Additionally, the terms of the credit facility prohibit the Company from paying dividends in certain circumstances. The revolving credit facility was originally comprised of a $3,432,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions and Cycomm Secure Solutions, and a $568,000 term loan collateralized by certain machinery and equipment of Cycomm Secure Solutions. After the June 21, 1999 sale of the assets of Cycomm Secure Solutions, the revolving credit facility was restructured as a $4,000,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions, and by the remaining accounts receivable of Cycomm Secure Solutions. As of September 30, 1999, the Company was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the value of the underlying collateral by $276,127. This was a result of the sale of Cycomm Secure Solutions' machinery and equipment for less than the book value of the assets, and because several Cycomm Secure and Cycomm Mobile accounts receivable have been disallowed as collateral by the lender because the accounts are over 90 days past due. As of November 15, 1999, the Company was in compliance with the terms of its loan agreement.

On February 28, 1997 Cycomm issued $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company. The original date of maturity for the convertible debentures was February 28, 1999, however, the Company obtained an extension of the maturity date until March 31, 1999. On March 31, 1999, the Company entered into a new agreement with the holders of the debentures, which amended the terms of the note and extended the maturity date to May 1, 2000. Pursuant to the terms of the new debenture, the interest rate on the convertible debentures has been lowered from 12% per annum to 7% per annum. The debentures are convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. The holders of the debentures cannot convert more than 5% of the outstanding debentures until after August 1, 1999, 10% until after November 1, 1999, 15% until after February 1, 2000 and the balance until after May 1, 2000.

On September 20, 1999 Cycomm issued a $500,000 convertible debenture which bears interest at 7% and is convertible at the option of the holder into common stock of the Company. The maturity date of the debenture is September 20, 2004. The debenture is convertible at the lower of $0.50 per share or the average closing bid price of the stock for the 30 trading days prior to the date of the notice of conversion.


NOTE 8 - CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

The issued common stock of the Company consisted of 14,122,696 and 12,210,311 shares as of September 30, 1999 and December 31, 1998, respectively. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was anitdilutive.

During the quarter ended September 30, 1999, Cycomm was able to raise additional working capital through the issuance of its common stock in private equity placements. On July 6, 1999, Cycomm issued 500,000 restricted shares of its common stock in a private equity placement for net proceeds of $296,700. On August 4, 1999, Cycomm issued 502,856 restricted shares of its common stock in a private equity placement for net proceeds of $217,142. On September 30, 1999, Cycomm issued 333,334 restricted shares of its common stock in a private equity placement for net proceeds of $250,000.

Additionally, Cycomm issued 205,717 restricted shares of its common stock in a private equity placement to relieve an obligation of $77,144.

Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares on or after the 90th day after February 26, 1998, and up to a further 25% every 30 days thereafter. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. As of June 30, 1999, 19 shares of

Series B preferred stock had been converted into 569,671 shares of common stock, and 1 share of Series B preferred stock was outstanding. However in August of 1999, the broker for a preferred stockholder informed Cycomm that one share of the Series B preferred stock had been converted in error. The conversion of the share of preferred stock was reversed. As of September 30, 1999 18 shares of Series B preferred stock have been converted into 547,926 shares of common stock, and 2 shares of Series B preferred stock are outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 50% of its preferred shares after four months from the issuance date, and the balance after nine months from the issuance date. The conversion price is the lesser of $0.63, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 15% over the conversion price. As of September 30, 1999, 3 shares of Series C preferred stock were eligible for conversion.

On July 14, 1999, Cycomm issued 6 shares of Series D convertible redeemable preferred stock ("Series D preferred stock") with a conversion value of $50,000 per share for net proceeds of $268,500. The Series D preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 25% of its preferred shares after 30 days from the issuance date, and a further 25% every 30 days thereafter. The conversion price is the lesser of $0.74, or a 20% discount of the five-day average closing bid price prior to the date of conversion. Cycomm can redeem the Series D preferred shares at any time prior to conversion at a price equal to the conversion value of the shares. In the event that Cycomm's common stock is trading at or below $.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If the Company does not elect to redeem the shares, the holder can convert 10% of the preferred shares in a period of 20 day consecutive intervals. As of September 30, 1999, 3 shares of Series D preferred stock were eligible for conversion, however no shares had been converted. In conjunction with the issuance of the Series D preferred stock, Cycomm has placed 600,000 shares of its common stock in an escrow account, to be issued upon conversion of the preferred shares. If the Series D preferred stock is redeemed by Cycomm, the common shares held in escrow will be remitted to the Company. The common shares held in escrow are not included in the total amount of common shares issued and outstanding used in the calculation of earnings per share.


NOTE 9 - SUBSEQUENT EVENTS

The Company raised additional working capital through two private placements subsequent to September 30, 1999. On October 28, 1999 Cycomm issued 500,000 shares of its common stock for net proceeds of $250,000. On November 1, 1999 Cycomm issued 500,000 shares of its common stock for net proceeds of $250,000.

On October 25, 1999 the Company received a deposit of $100,000 from a potential investor interested in completing a larger private placement with Cycomm. In connection with this deposit, Cycomm has placed 250,000 shares of its common stock in an escrow account with the investor's legal counsel. If the final terms of the private placement call for a placement of Cycomm's common shares, these shares will be released to the investor and Cycomm will issue additional shares to complete the full value of the investment. If the private placement involves preferred shares or debt, these shares will be remitted back to Cyomm, and the related preferred shares or debt instruments will be issued to the investor. In the event that no private placement is made, the shares will be remitted back to the Company, and Cycomm will return the $100,000 to the potential investor.

The sale of Val-Comm consisted of an initial purchase price of $750,000 and a promissory note for $1.5 million. The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of September 30, 1999 the Company had received proceeds of $361,260 from the sale of the purchaser's stock. Subsequent to September 30, 1999 the remainder of the purchaser's stock was sold for proceeds of $134,773. As of November 1, 1999 Cycomm, is owed $65,966 from the purchaser on the initial payment of $750,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

On June 21, 1999 the Company completed the sale of its secure computing segment, Cycomm Secure Solutions, Inc. ("CSS"). CSS incurred over $4 million in losses in the year ended December 31, 1998, and incurred an additional $1.9 million in losses from operations in the nine months ended September 30, 1999, which caused a significant drain on the Company's cash resources. The operating results of CSS for the nine months ended September 30, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

The Company completed the sale of its secure communications equipment subsidiary, Val-Comm Inc. to an Albuquerque, NM businessman on August 21, 1999. Val-Comm had been profitable in 1998, and had net income of $111,344 for the nine months ended September 30, 1999. Results of operations from Val-Comm have been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Three Months Ended September 30, 1999 and September 30, 1998

Revenues for the three months ended September 30, 1999 were $219,072 as compared to revenues of $3,099,845 for the prior period. The decrease in sales was a result of reduced production of PCMobile units caused primarily by limited financial resources available to the Company. The backlog of orders for PCMobile units was $6 million as of November 1, 1999.

Cost of sales for the three months ended September 30, 1999 were $175,842 as compared to cost of sales of $2,562,542 for the prior period. Gross margins for the three months ended September 30, 1999 were 20%, which represents a slight increase from 17% in the prior period. The Company prices its

PCMobiles to attain gross margins within a range of 30% to 40%. However, reduced levels of production caused manufacturing overhead to be spread over fewer products, which increased the cost of production per unit and resulted in lower gross margins.

Operating expenses decreased to $819,574 for the period ended September 30, 1999 as compared to $1,241,495 in the prior period. Selling, general and administrative expenses decreased $125,197 to $629,630 for the current period. This decrease is a result of reductions in management headcount, manufacturing headcount and facilities costs. Research and development costs decreased by $205,700 to $103,118 as a result of reductions in R&D headcount and a reduction in the funds allocated to the R&D department. Depreciation and amortization decreased to $86,826 for the quarter ended September 30, 1999 as compared to $177,850 in the prior period. The decrease is the result of the depreciation of PCMobile demonstration units in the quarter ended September 30, 1998.

Interest expense for the quarter ended September 30, 1999 was $132,638 as compared to $129,055 for the prior period. Interest expense increased as a result of the change in structure of the Company's revolving credit facility (see Note 7). For the period ended September 30, 1998, the revolving credit facility was collateralized by assets of both Cycomm Mobile Solutions and Cycomm Secure Solutions, and interest expense is allocated to both interest from continuing operations and to the loss from discontinued operations of Cycomm Secure Solutions. For the period ended September 30, 1999, the note has been restructured to be collateralized by the assets of Cycomm Mobile Solutions, and all interest on the credit facility is allocated to interest expenses from continuing operations. The increase in interest expense from the change in the credit facility is offset by the decrease in the interest rate on the $3,000,000 convertible debentures, which was reduced from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $907,474, or $0.07 per share, for the quarter ended September 30, 1999 from $814,008, or $0.07 per share for the quarter ended September 30, 1998. The increase in net loss from continuing operations is primarily the result of the significant decrease in PCMobile sales from the prior period.

The Cycomm Secure Solutions subsidiary was sold in the quarter ended June 30, 1999, and therefore had no income statement effect in the quarter ended September 30, 1999. The net loss of Cycomm Secure for the quarter ended September 30, 1998 was $666,843.

Income from discontinued operations from the Company's Val-Comm subsidiary was $4,872 for the quarter ended September 30, 1999 as compared to a net loss of ($2,374) in the prior period. Cycomm recognized a gain on the disposal of Val-Comm Inc. of $265,746 in the quarter ended September 30, 1999.

Nine Months Ended September 30, 1999 and September 30, 1998

Revenues for the nine months ended September 30, 1999 were $2,126,928 as compared to revenues of $11,635,567 for the prior period. The decrease in sales was a result of reduced production of PCMobile units caused primarily by limited financial resources available to the Company.

Cost of sales for the nine months ended September 30, 1999 were $1,933,452 as compared to cost of sales of $8,442,987 for the prior period. Gross margins for the nine months ended September 30, 1999 were 9%, which represents a decrease from 27% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. The Company prices its PCMobiles to attain gross margins within a range of 30% to 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $3,328,169 for the nine months ended September 30, 1999 as compared to $4,200,731 in the prior period. Selling, general and administrative expenses decreased $548,569 to $2,547,127 for the current period. This decrease is mainly the result of reductions in management headcount, manufacturing headcount and reductions in facilities costs. Research and development costs decreased to $457,257 as compared to $601,865 in the prior period. The decrease in research and development expenses is mainly the result of headcount and other reductions made in the quarter ended September 30, 1999. Depreciation and amortization decreased to $323,785 for the nine months ended September 30, 1999 as compared to $503,170 in the prior period, with the difference being the result of fewer demonstration units being depreciated in the current period than in the nine months ended September 30, 1998.

Interest expense for the nine months ended September 30, 1999 was $315,749 as compared to $323,331 for the prior period. The decrease is a result of the reduction in the interest rate on the convertible debentures from 12% to 7%. (see Note 7). The decrease from the change in interest rate is offset by the change in structure of the Company's revolving credit facility (see Note 7). For the period from January 1, 1999 through June 21, 1999, the revolving credit facility was collateralized by assets of both Cycomm Mobile Solutions and Cycomm Secure Solutions, and interest expense is allocated to both interest from continuing operations and to the loss from discontinued operations of Cycomm Secure Solutions. As of June 21, 1999 the note was restructured to be collateralized by the assets of Cycomm Mobile Solutions, therefore interest from the period of June 21, 1999 to September 30, 1999 and all interest on the credit facility is allocated to interest expenses from continuing operations.

Net loss from continuing operations increased to $3,441,136, or $0.27 per share, for the nine months ended September 30, 1999 from $1,282,008, or $0.12 per share for the nine months ended September 30, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

The loss from discontinued operations from the Company's Cycomm Secure Solutions subsidiary was $1,976,080 for the nine months ended June 30, 1999, as compared to $2,466,005 in the prior period. Included in the loss for the period ended September 30, 1999 is a write-off of goodwill of $1,356,283 and a write-off of fixed assets of $306,328. The loss on the sale of Cycomm Secure Solutions' assets was $1,561,931.

Income from discontinued operations from the Company's Val-Comm subsidiary was $111,344 for the nine months ended September 30, 1999 as compared to $94,027 in the prior period. Cycomm recognized a gain of $265,746 on the disposal of Val-Comm Inc. in the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company has satisfied working capital  requirements  through cash on hand,
available  lines  of  credit  and  various  equity  related   financings.   At
September 30, 1999, the Company had cash and cash equivalents of $391,618.

In the nine months ended September 30, 1999, cash used in operations amounted to $1,576,657. Cash used in investing activities during the nine months ended September 30, 1999 totaled $2,000. Cash used in financing activities was $211,391 for the nine months ended September 30, 1999. The Company decreased the amounts drawn on its bank credit lines by $1,669,266 and repaid a term loan to the bank of $394,425 during the nine months ended September 30, 1999.

The Company completed the sales of two of its subsidiaries, Cycomm Secure Solutions Inc. and Val-Comm Inc. in the nine months ended September 30, 1999. Proceeds from the sale of Cycomm Secure Solutions Inc. totaled $729,993, and proceeds from the sale of Val-Comm Inc. received as of September 30, 1999 total $549,260 (see Note 2).

The Company's net working capital at September 30, 1999 was ($5,518,042) as compared to ($2,594,200) at December 31, 1998. Trade accounts payable increased by $520,514 to $1,643,856 at September 30, 1999.

As a result of the losses of the Company's secure division and the timing of its disposition, the Company is continuing to resolve significant cash flow constraints that have reduced the production of PCMobile units and have caused reduced revenue and increased losses. The Company has taken several actions including the sale of its non-core subsidiaries, a reduction in general and administrative costs and by raising additional funds through private equity placements.

The sale of the Company's Cycomm Secure Solutions Inc. ("CSS") subsidiary has eliminated a significant cash drain for the Company, as CSS incurred over $4 million in losses for the year ended December 31, 1998 and $1,976,080 in losses from operations in the nine months ended September 30, 1999. Proceeds from the sale of CSS were used to pay down the Company's secured line of credit. The sale of the Company's Val-Comm subsidiary has generated cash which is being used to fund PCMobile operations.

The Company has made significant reductions in its general and administrative costs. Both management and overall headcount have been reduced in the nine months ended September 30, 1999. The Company has relocated its PCMobile field service operation in Florida to a less expensive facility, and has eliminated many non-revenue producing expenses.

As of November 1, 1999 the Company had a backlog of approximately $6 million for its PCMobile product, and management anticipates demand for these products to continue. The Company is in the process of obtaining the financial resources necessary to further increase production of PCMobile units and to satisfy current and future orders.

In the event that the Company is unable to raise additional capital through private equity placements, or begin to be able to meet working capital requirements through business operations, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or other appropriate actions.

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

      A lawsuit was instituted against the Company on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of the Company's Cycomm Secure Solutions subsidiary. The lawsuit alleges breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions, and seeks damages of approximately $77,000 and other relief. The Company denies any wrongdoing and liability and intends to vigorously defend the allegations.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  November 20, 1999                  /s/         Albert        I.
Hawk
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer






Date: November 20, 1999             /s/ Robert M. Hutton
                                    Robert M. Hutton
                                    Vice President of Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date  November 20, 1999
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer





Date: November 20, 1999
                                    Robert M. Hutton
                                    Vice President of Finance