Form 10-K
period 1999-12-31
CYCOMM INTERNATIONAL INC
filed 2000-04-14
CIK 869979

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                            _______________

                              FORM 10-KSB
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1999

                                           OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________ to ______________

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

  Securities registered under Section 12(g) of the Exchange Act:
                                        Common Stock without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained,
to the best  of  registrant's   knowledge,  in definitive  proxy or  information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.  $3,263,178

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2000 was approximately $56,517,127 (based on the closing sale price of $2.31 per share at which the stock was sold on March 31, 2000).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 31, 2000, 24,466,289 shares

                          Documents Incorporated by Reference
(1) Definitive Proxy Statement for 2000 Annual Meeting of Stockholders --- Part III - Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
      Yes       No  X

                                   TABLE OF CONTENTS
                                                                        PAGE

                                         Part I
Item 1.    Description of Business ...............................        3

Item 2.    Description of Property................................       13

Item 3.    Legal Proceedings......................................       13

Item 4.    Submission of Matters to a Vote of Security Holders....       13

                                        Part II

Item 5.    Market for Common Equity and Related Stockholder Matters      14

Item 6.    Management's Discussion and Analysis or Plan of Operation     15

Item 7.    Financial Statements...................................       18


Item 8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...........................       18

                                        Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section16(a) of the Exchange Act......       19

Item 10.  Executive Compensation..................................       19

Item 11.  Security Ownership of Certain Beneficial Owners and Management 19

Item 12.  Certain Relationships and Related Transactions..........       19

Item 13.  Exhibits and Reports on Form 8-K........................       19

Signatures........................................................       22

                                         PART I


ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

      Cycomm International Inc. (hereinafter referred to as "Cycomm International" and together with its subsidiaries, the "Company") develops, manufactures and markets wireless rugged computer products and provides wireless services.

      Rugged computers are designed to function in harsh environments such as extreme weather, shock, moisture and vibration, and are sold primarily to police agencies, fire departments, utilities, field services and other mobile applications. All of Cycomm's products are designed for wireless use. Cycomm offers and is developing a wireless platform and solution for public safety and other mobile worker vertical markets. During 1999, Cycomm sold its secure computing and secure services divisions. The proceeds of the sales were used to pay down debt and to provide working capital. The sale also reduced overhead costs and focused the Company on the wireless services and rugged computer markets.

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

      At its formation in 1986, the Company was involved in the manufacturing and marketing of sonar activated marine buoyancy devices. In 1987, the Company became involved in technologies related to telecommunication systems. In May 1990, the Company acquired Cycomm Corporation, an entity engaged in the development and marketing of specialized voice privacy communications products for the secure communications market. In November 1993, the Company acquired Val-Comm, Inc., a company engaged in performing classified government contracting for various communications projects.

      The Company continued to develop the voice privacy and encryption technologies through 1996. The Company made two strategic acquisitions that allowed it to leverage existing technologies and to participate in the larger mobile and secure computer market. Specifically, the Company acquired XL Computing Corporation (later named Cycomm Secure Solutions Inc.) in March 1996 and XL Computing Canada Inc. (later named Cycomm Mobile Solutions Inc.) in June 1996. Cycomm Secure Solutions ("CSS") was engaged in the design, manufacture and marketing of secure computer systems. Cycomm Mobile Solutions ("CMS") is engaged in the design, manufacture and marketing of rugged mobile computer systems.

      During 1997, the Company shifted its resources to expand its mobile and secure computer products subsidiaries. The Company closed its Cycomm Corporation subsidiary and increased its capital expenditures on its CMS and CSS subsidiaries. The market for the Company's mobile computers grew much faster than the market for secure computers. Accordingly, the Company initiated a strategy which resulted in a further shifting of development resources to the mobile computing products.

      Cycomm's mobile computing division experienced significant growth in 1998. The secure computing division, however, generated substantial losses for the year ended December 31, 1998. Val-Comm, the Company's secure telecommunications division experienced immaterial losses for the year ended December 31, 1998.

      In January of 1999, the American Stock Exchange ("AMEX") notified the Company that it no longer met the AMEX continued listing criteria, and that the Company would be delisted. The Company underwent a significant restructuring, selling its secure computing division and its Val-Comm subsidiary in order to focus on the wireless mobile computing market. Proceeds from the sales were used to repay debt and to provide working capital for the mobile computing division.

Locations

      Executive Office. The Company's principal executive offices are located in McLean, Virginia. Management of the Company is conducted from this location, along with sales, marketing, customer support, administration, financial, investment, and investor relations.

      Cycomm Mobile Solutions Inc.    This subsidiary has two facilities, one
located in Montreal, Quebec and the other in Melbourne, Florida. The Montreal facility designs and manufactures the Company's ruggedized wireless computers. Repair and maintenance is done at the Company's Melbourne, Florida facility.

Product Description and Market

Ruggedized Computers.

      Cycomm has developed a wireless ruggedized laptop computer line branded under the name "PCMobile" that is specifically designed for the public safety market. The Company currently markets the PCMobile to local and state police and fire departments and other public safety agencies as well as utility, commercial and industrial markets. The PCMobile is designed to withstand the specific extreme operating conditions in which off the shelf products would fail or become inoperable.


      The ruggedization of the computer protects it from extreme conditions, or at least minimizes their adverse impact, enabling the computer to function normally. Computers are ruggedized by the selection and mounting of certain components, the design, configuration and fabrication of enclosures and electronics and the application of special casings, seals and coatings. The design and fabrication of the computer encasement and keyboard with tougher materials, full closure and special sealants also protect it against moisture, humidity, particles and temperature extremes.

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

Public Safety Market

      A significant market for ruggedized computers is the public safety market. New computer and ruggedization technologies have enabled public safety organizations to advance into mobile computing as a way to increase effectiveness and efficiency of the officers on the street. The Company's market research indicates that there the addressable market represents approximately 330,000 public safety vehicles in approximately 17,000 local police, sheriff and special police agencies. This represents a market of over $1.8 billion.

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

Product Lines and Services

      The Company manufactures and sells a complete line of rugged computers and peripherals. Transmission options include both wired and a variety of wireless modes including satellite and terrestrial links such as cellular packet data ("CDPD") and Specialized Mobile Radio ("SMR").

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

Wireless Services

      The Company's products are wireless communications devices with secure capabilities. During 1999, the Company began to develop a radio frequency

("RF") independent internet protocol ("IP") wireless platform for public safety agencies with less than 50 vehicles. Because small agencies rarely possess the technical expertise to develop and build out an entire automated system, the Company is designing this platform to be a turn key solution. The Company will begin offering the IP platform in the second quarter of 2000.

      The Company has signed a partnership agreement to provide internet services, purchase wireless bulk time, and development integration. In addition, the Company has designed the wireless platform to support a number of applications in other markets, such as real estate, financial services and automotive. The Company believes that the market for these services is growing and will be an integral part of the Company in the future.

Repair Services

      Cycomm Mobile Solutions Customer Service Group.   CMS provides superior
on-site and return-to-factory product support for its PCMobiles through its Customer Service Group. All CMS Field Technicians and Engineers are required to complete "A+ Certification" and in-house factory training courses in order to repair CMS products. CMS provides 24 hour toll free technical support to ensure our customers' problems are resolved in a timely manner.

      Cycomm currently has an installed base of over 5,000 PCMobiles, many of which are reaching the end of the original warranty. The Customer Services Group is actively pursuing extended warranty agreements with this installed base, and is planning to provide training and installation services for new PCMobile customers. The Company is also researching the potential of the Customer Services Group to repair products other than the PCMobile. With these expanded services, the Company expects the Customer Services Group to provide increased revenue to the Company.

Manufacturing and Supply

      Cycomm's design, engineering and manufacturing facilities are located in
Montreal, Quebec, Canada.   The Company designs, engineers and tests its rugged
computers in-house. The Company designs its own printed circuit boards, which are manufactured by Original Equipment Manufacturers ("OEM"). Cycomm purchases its circuit boards and other components from OEM's and tests and assembles the final products.

      The Company uses surface mount technology ("SMT") to attach components to the computer boards which enhances durability and ruggedness over conventional mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. The Company fabricates the prototype of the board, tests it, purchases all the necessary components for the board and then provides them in kit form to a specialized board fabricator for both pilot and production runs.

      The Company's approach to design and outsourcing differs from that followed by most other rugged computer manufacturers which, the Company believes, purchase more commercial off the shelf circuit boards and components, then attempt to "ruggedize" the boards and components. Cycomm's approach to board fabrication allows it to maintain better control of the quality and delivery of the boards, and to produce a computer that can withstand more extreme operating conditions.

      The Company anticipates that it will continue to outsource board fabrication. Given the rapid changes in computer technology, the Company is not capable of keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows the Company's products to receive the benefit of the latest technological developments at an acceptable cost. Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to the Company. When delivered, the Company further tests the complete boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that the Company purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and metal cases.

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

      The Company uses modern equipment for the design, engineering, assembly and testing of its products. The Company has utilized a portion of the funds from various financings to acquire additional equipment to enhance operating efficiency and to increase capacity in order to facilitate increased production and obtain better control of quality, inventory and order processing.

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

      The Company relies on one board fabricator located within the same geographical area as its design, engineering and assembly facilities. Certain components used in its computers are obtained from sole sources, such as C-MAC and Northern Die Cast. The Company has also licensed its software from sole sources, including Microsoft and Phoenix Technology. The Company has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, the Company has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from the Company's suppliers could have a material adverse effect on it business. Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Company may have to curtail the production and sale of its computers for an indefinite period.

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

Marketing and Sales

      The Company markets and sells its rugged products through an internal sales force of nine individuals, approximately fifty resellers in the United States and approximately four resellers internationally. Its resellers cover approximately all fifty states, including Washington, DC, and its foreign distributors operate in ten countries, including England, France, Israel, Japan, Germany, South Korea and Portugal.

      The Company's relationship with its resellers is generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for non-exclusive territorial and product representation and discounts off the list price on standard products based on the individual resellers annual sales volume. Discounts on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract and are priced on a case-by-case basis dependent upon the level of effort in design, test, manufacture, warranty and support.

      The Company's resellers typically purchase the Company's products and then resell them to their customers. These resellers accounted for an aggregate of approximately 56% of the Company's sales. The Company has reseller agreements with Unisys, TRW, Ericcson, GE Capital, PRC/Litton, NTT, GTE and Matra for its
 ruggedcomputers. The loss of certain of such resellers may have a material negative effect on the Company's business.

      The Company promotes its rugged computer products through the dissemination of product literature, attendance and exhibition at trade shows and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. The Company also advertises in trade periodicals. Management believes that, to date, most of the Company's sales leads have been generated by trade shows, its web sites and word-of-mouth referrals. The Company is expanding its sales and marketing efforts in all of its markets as follows: (i) increasing its presence at trade shows with larger booths and more extensive exhibits; (ii) increasing the number of trade shows in which Company personnel attend and products are presented; (iii) hiring additional sales personnel and consultants to gather leads and promote sales;
(iv) expanding sales and marketing activities in the utility and commercial markets; and (v) investing in research and development in order to increase its product offering.

      In the public safety and government market, the sales cycle for the Company's products usually entails a number of complicated steps and can take from three months to one year. Sales to the public safety and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.

Warranty and Customer Service

      The Company usually provides a one to three year limited warranty on all its products covering both parts and labor, however extended warranties may be purchased by customers. Additionally, the Company offers a lifetime warranty on the magnesium cases of the PCMobile. The Company repairs or replaces products that are defective during the warranty period if proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

      In cases of defective products, the customer typically returns them to the Company's repair and maintenance facility. Service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at the Company's plant and customers are charged a fee for those service items that are not covered by warranty. In addition to its extended warranties, the Company offers its customers maintenance and service contracts.

      The Company's customer service personnel answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, customer service personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.

Backlog

      On December 31, 1999, the Company had a backlog of contracts and purchase orders of approximately $3.1 million in its mobile computing segment as compared to $3.3 million at December 31, 1998. Backlog consists of contracts and purchase orders for computer equipment and peripherals to be manufactured and delivered usually during the upcoming 12 months. The contracts and purchase orders define the price and specifications of the equipment to be delivered. However, due to the nature of the business, the backlog at any particular date may not be indicative of the Company's revenues or other operating results for any subsequent fiscal period. The Company cannot, therefore, assure that the backlog will be realized as revenue.

Reliance Upon Certain Customers

      The Company is not dependent upon any single customer that purchases its products. However, sales to three major customers comprise 22%, 15% and 13% respectively, of sales for the year ended December 31, 1999. Sales to two major customers comprised 23% and 22% respectively, of sales for the year ended December 31, 1998.

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

      During the years ended December 31, 1999 and December 31, 1998, the Company spent $824,353 and $929,998, respectively, on research and product development, primarily for development of new products and products complementary to the existing line of wireless rugged computer products. The Company anticipates additional research and development expenditures on future development of products.

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

      The Company and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits the promise or payment of any money, remuneration or other items of value to foreign government officials, public office holders, political parties and others with
 regard to theobtaining or preserving of commercial contracts or orders.   These
restrictions may hamper the Company in its marketing efforts abroad.

      To date, the Company has been able to comply with all governmental requirements without incurring significant costs. However, the Company cannot determine the extent to which future earnings may be affected by new legislation or regulations affecting its industry.

Competition

      The Company competes in the wireless rugged computer business with a wide variety of computer manufacturers and repackagers, some of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. The Company competes based on customization capabilities, price, performance, delivery and quality.

      Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an "as is" condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. However, in many cases even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, the Company uses industrial-type or customized components for most of its computers rather than strictly ordinary commercial components, which are used by many of the Company's competitors. In addition, the Company designs such boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software to give the customer greater control over configuration and components.

      In the public safety markets, the Company will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to specific rules and regulations with which the Company must comply. However, the Company is often one of only a few companies whose products meet the required specifications designated by such customers.

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

Employees

      The Company currently employs approximately 70 people, of whom approximately 20 are employed in the United States and 50 are employed in Canada. Approximately 15 employees work in customer sales and service, 18 employees work in administration, 14 employees work in research and development and 23 employees work in manufacturing.

      Cycomm's employees are not covered by a collective bargaining agreement or represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

      The design and manufacture of the Company's equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of its technical employees compares favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to the Company.

ITEM 2.     DESCRIPTION OF PROPERTY

As of December 31, 1999, the Company leased the following facilities:

                                                    Approximate
 Location          Type of Facility      Condition    Square Ft.
McLean, VA         Executive Office      Excellent      4,000
Melbourne, FL      Repair and Service    Excellent      6,200
Montreal, QB       Manufacturing, R&D    Excellent     10,300
                   and Distribution



      Management believes that its manufacturing facility in Montreal, QB and its repair facility in Melbourne, FL will meet its operational needs for the foreseeable future. In the event that additional facilities are needed to accommodate the continued growth in revenues and market share, facilities are available in the immediate vicinity of the current locations. See the accompanying financial statements for further discussion of leased facilities.

ITEM 3.     LEGAL PROCEEDINGS

      On May 24, 1999 the Company entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. The Company was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Company's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, the Company can fulfill its obligation to the Seller if payments are made before certain dates as specified in the agreement. The Company can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002.

      On June 15, 1999 the Company entered into a settlement agreement with Infotech International, a Florida corporation involved in the resale of the Company's PCMobile computers. The Company was the plaintiff in a case alleging breach of contract and conversion of funds. The Company agreed to a payment plan in which Infotech would pay $592,959 plus interest and costs according to a fixed schedule prior to September 15, 2000. Infotech is currently in default of this payment schedule.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                        PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 1998, the Company's common stock was traded on The American Stock Exchange ("AMEX") under the symbol "CYI". However, on January 21, 1999, the Company was notified by the AMEX that the Company did not satisfy the continued listing criteria for trading. Specifically, the Company did not meet the minimum stockholder's equity requirement and had incurred consistent net losses in the prior five fiscal years. The Company was delisted from the AMEX on April 30, 1999 and began trading on the Over-the-Counter Bulleting Board ("OTCBB") on May 5, 1999 under the symbol "'CYII".

 The following tables set forth the reported high and low sales prices as reported by AMEX or OTCBB for the periods indicated:


                                             High                 Low
Year Ended December 31, 1999
      First quarter                          $1.88                $0.63
      Second quarter                         $0.81                 0.25
      Third quarter                           0.90                 0.38
      Fourth quarter                          0.72                 0.40

Year Ended December 31, 1998
      First quarter                          $2.69                $1.63
      Second quarter                          3.56                 1.88
      Third quarter                           4.06                 1.56
      Fourth quarter                          2.31                 1.69


      On March 1, 2000, as reported by the Company's transfer agent, shares of common stock were held by 1,023 persons, based on the number of record holders, including holders who are nominees for an undetermined number of beneficial owners.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        The following discussion should be read in conjunction with the financial statements and related notes, which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to ability to execute our plans to increase revenues and market share, competitive factors and other risk factors, not all of which are detailed here/

Results of Continuing Operations

        On June 21, 1999 the Company completed the sale of its secure computing segment, Cycomm Secure Solutions Inc. ("CSS"). CSS incurred over $4 million in losses in the year ended December 31, 1998, and incurred an additional $1.6 million in losses from operations in the period before the date of the sale. The CSS subsidiary caused a significant drain on the Company's cash resources. The operating results of CSS for the year ended December 31, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

      The Company completed the sale of its secure communications equipment subsidiary, Val-Comm Inc. to an Albuquerque, NM businessman on August 21, 1999. Val-Comm had been profitable in 1998, and had net income of $112,163 prior to the date of sale. Results of operations from Val-Comm have been excluded from results from continuing operations, and are classified separately on the income statement.

      The results of continuing operations for the years ended December 31, 1999 and December 31, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

      The revenues for the year ended December 31, 1999 were $3,263,178, which represents a decrease of $9,970,494 from revenues of $13,233,672 for the prior year. The decrease in sales was a result of reduced production of PCMobile units caused primarily by limited financial resources available to the Company.

      Cost of sales for the year ended December 31, 1999 was $3,012,410 as compared to cost of sales of $9,830,620 for the prior year. Gross margin for the Company decreased to 8% for the year ended December 31, 1999 from 26% in the prior year. The decrease in gross margin is directly attributable to the decrease in sales volume from the prior period. The Company prices its PCMobiles to attain gross margins within a range of 30% to 40%. Lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

      Operating expenses decreased to $5,325,866 for the year ended December 31, 1999 as compared to $7,546,466 for the prior year. Selling, general and administrative ("SG&A") expenses were $3,888,437 for the year ended December 31, 1999, a decrease of 26% from SG&A expenses of $5,234,503 for the year ended December 31, 1998. The decrease was a result of reductions in managerial and overall headcount, lower facilities costs from the relocation of Cycomm's repair and maintenance facility and other cost reductions. Depreciation and amortization decreased from $1,471,493 in 1998 to $612,213 in 1999. The decrease of $859,280 is largely the result of depreciation of PCMobile demonstration units, which decreased from $680,571 in 1998 to $208,075 in 1999, and the amortization of convertible debt issue costs, which decreased from $173,105 in 1998 to $31,700 in 1999. Research and development ("R&D") costs were $824,353 for the year ended December 31, 1999 as compared to $929,998 for the year ended December 31, 1998. The 1999 R&D expenditures consisted of the completion of the Pentium II PCMobile development, early stages of Pentium III PCMobile development, and the design and testing of a multimedia docking station for the PCMobile.

      Interest expense for continuing operations for the year ended December 31, 1999 was $456,651 as compared to $292,176 for the prior year. In 1998, total interest expense for both continuing and discontinued operations was $778,065. The increase in interest expense for continuing operations is a result of a restructuring of the Company's line of credit. In 1998, interest on the revolving line of credit was allocated between the Company's mobile computing and secure computing subsidiaries. Following the Company's June 21, 1999 sale of its secure computing subsidiary, all interest expense on the revolving line of credit was allocated to the Company's mobile computing subsidiary.

      In 1999, Cycomm made the determination that the goodwill related to the purchase its Cycomm Mobile Solutions ("CMS") subsidiary was impaired. CMS had a history of operating losses and negative cash flows from operations. Cycomm wrote off $838,202 related to the impairment of CMS goodwill in the year ended December 31, 1999.

      Net loss from continuing operations was $6,241,703, or $0.46 per share, for the year ended December 31, 1999 as compared to $4,367,709, or $0.40 per share for the year ended December 31, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

      The loss from discontinued operations from the Company's Cycomm Secure Solutions ("CSS") subsidiary was $1,613,044 for the year ended December 31, 1999, as compared to $4,087,890 in the prior period. The 1999 results are for the period ended March 4, 1999, the date of the decision to sell the assets of CSS. Prior to the date of the sale, production was decreased and certain cost reductions were made. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

      Income from discontinued operations from the Company's Val-Comm subsidiary was $112,163 for the year ended December 31, 1999 as compared to $159,550 in the prior period. The 1999 results are for the period ended August 21, 1999, the date of the sale of Val-Comm. Cycomm recognized a gain of $265,746 on the disposal of Val-Comm Inc.

Liquidity and Capital Resources

      The Company has satisfied working capital requirements through cash on hand, available lines of credit and various debt and equity related financings. At December 31, 1999, the Company had cash and cash equivalents of $22,867.

      In the year ended December 31, 1999, cash used in operations amounted to $2,037,193. Cash provided by investing activities was $494,034, which was comprised of $496,034 from the sale of marketable securities related to the sale of the Company's Val-Comm subsidiary, offset by a net of $2,000 used in notes receivable activity. Cash provided by financing activities was $1,684,938 for
the year ended December 31, 1999.   The Company obtained cash totaling
$1,738,842 as a result of eight separate private equity placements of common stock. Additionally, during 1999 the Company obtained $247,500 from the issuance of its Series C convertible redeemable preferred stock, and $268,500 from the issuance of its Series D convertible redeemable preferred stock.
Cycomm issued a convertible debenture during 1999 for total proceeds of $500,000. The Company had a net decrease of $1,044,441 in borrowings under the secured credit facility during 1999.

      The Company's net working capital decreased to ($2,886,204) at December 31, 1999, from ($2,419,330) at December 31, 1998 as a result of several factors. The Company's production levels decreased significantly from 1998 due to limited financial resources available to the Company. As a result, cash on hand decreased $545,110, accounts receivable decreased $1,051,047 and inventories decreased $928,804 from December 31, 1998 to December 31, 1999. Additionally, during 1999 the Company sold its Cycomm Secure Solutions ("CSS") subsidiary in an asset sale transaction. The assets of CSS had a carrying value of $2,333,779 and were sold for gross proceeds of $800,000. Proceeds of the sale were used to pay down a portion of the Company's revolving line of credit. As of December 31, 1999 the Company carried liabilities related to its CSS subsidiary of $1,310,837. The decreases in current assets were offset by the reclassification of $3,000,000 of convertible debentures from short term to long term liabilities and repayments on the revolving line of credit of $1,395,786.

      Cycomm's auditors have issued a going concern qualification to their opinion on the Company. Management is addressing the going concern issue with several actions, including expanding its sales force, adding resellers, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Cycomm completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Cycomm is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.      FINANCIAL STATEMENTS

The financial statements of the Company are set forth in a separate section of this Annual Report on Form 10-KSB. See Item 13. Exhibits and Reports on Form 8-K and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSRUES ABOUT MARKET RISK

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total debt outstanding at December 31, 1999 was $4,415,104, consisting of $3,500,000 in fixed rate, 7% convertible debentures, and $915,104 in a variable rate secured line of credit. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have increased the Company's net loss by approximately $26,000 for the year December 31, 1999.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2000.

Section 16 Reports

      The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

ITEM 10.    EXECUTIVE COMPENSATION

      The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2000.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 1999.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB. No individual items included in accrued expenses on the balance sheet was greater than 5% of the respective total on the balance sheet.

      (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.

                                                                  Page Number
            1.1   Certificate of Incorporation                          (1)
            1.2   Certificate of Incorporation on Change of Name        (1)
            1.3   Certificate of Continuance                            (1)
            1.4   Amended Articles of Incorporation                     ___
            10.6  Asset Purchase Agreement among and between            (4)
                  9036-8028 Quebec, Inc., Cycomm International Inc.
                  and M3i Technologies, Inc. and M3i Systems Inc.
                  date June 21, 1996
            10.7  Management Services Agreement - Albert I. Hawk        (5)
            10.11 Commercial Revolving Loan, Additional Loan and
                  Security Agreement by and among the Company
                  and American Commercial Finance Corp.                 (7)
            10.12 Cycomm International Inc. 1997 Stock Option Plan      (7)
            10.13 Stock Purchase Agreement and Certificate of
                  Designation of Series B Convertible Redeemable
                  Preferred Stock                                       (7)
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

 (6) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 dated March 31, 1998 and incorporated by reference herein.


b)   Reports on Form 8-K:

      None

                                       SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date: April__, 2000                       By: /s/  Albert I. Hawk
                                                   Albert I. Hawk
                                                   President and
                                                   Chief Executive Officer
                                                  (Principal Executive Officer)


                                         By: /s/   Robert M. Hutton
                                                   Robert M. Hutton
                                                   Vice President of Finance
                                                  (Principal Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  Albert I. Hawk                            April ___, 2000
    Albert I. Hawk, President and
    Chief Executive Officer

By: /s/  Hubert Marleau                            April __, 2000
    Hubert Marleau, Director

By: /s/  Ret. Gen. Thomas A. Stafford              April __, 2000
    Lt. Gen. Thomas A. Stafford, Director
                      (USAF - ret)

By: /s/ Steven Sparks                              April __, 2000
    Steven Sparks, Director


RobH/1999 Audit/10K 12-31-99

                                      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date: April __, 2000                      By:
                                             Albert I. Hawk
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                           By:
                                              Robert M. Hutton
                                              Vice President of Finance
                                              (Principal Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                                                         April __, 2000
    Albert I. Hawk, President and
    Chief Executive Officer

By:                                                         April __, 2000
    Hubert Marleau, Director

By:                                                         April __, 2000
    Lt. Gen. Thomas A. Stafford, Director (USAF - ret)

By:                                                         April __, 2000
    Steven Sparks, Director

            Cycomm International Inc. and Subsidiaries
            Index to Consolidated Financial Statements
               For the Year Ended December 31, 1999,
               and the Year Ended December 31, 1998


Report of Independent Auditors                               F-2
Consolidated Statements of Operations                        F-3
Consolidated Balance Sheets                                  F-4
Consolidated Statements of Cash Flows                        F-5
Consolidated Statements of Stockholders' Equity (Deficit)    F-6
Notes to Consolidated Financial Statements                   F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cycomm International Inc. and Subsidiaries



      We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations and has a working capital deficiency and an accumulated deficit. Further, the Company was not in compliance with the terms of its debt agreements at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



McLean, Virginia
April 6, 2000                                            /s/ Ernst & Young LLP

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year ended     Year ended
                                                   December 31,   December 31,
                                                       1999           1998
Sales                                               $3,263,178    $13,233,672
Cost of sales                                        3,012,410      9,830,620
                                                     ---------      ---------
Gross profit                                           250,768      3,403,052

Expenses:
 Selling, general and administrative                 3,888,437      5,234,503
 Research and product development                      824,353        929,998
 Depreciation and amortization                         612,213      1,471,493
 Other                                                     863        (89,528)
                                                      --------      ---------
                                                     5,325,866      7,546,466
                                                     ---------      ---------
Loss from Operations                                (5,075,098)    (4,143,414)

Other Income (Expense)

 Interest income                                        18,248         67,881
 Interest expense                                     (456,651)      (292,176)
 Goodwill impairment                                  (838,202)           ---
 Other income
                                                       110,000            ---
                                                     ---------        -------
                                                    (1,166,605)      (224,295)
                                                    ----------       --------

Loss from Continuing Operations                     (6,241,703)    (4,367,709)

Discontinued Operations:
  Income from operations of discontinued
    operation: Val-Comm, Inc.                          112,163        159,550
  Gain on disposal of discontinued operation:
    Val-Comm, Inc.                                     265,746            ---
  Loss from operations of discontinued
    operation: Cycomm Secure Solutions Inc.         (1,613,044)    (4,087,890)
  Loss on disposal of discontinued operation:
    Cycomm Secure Solutions Inc.                    (1,535,643)           ---
                                                     ---------      ---------
Net loss                                            (9,012,481)    (8,296,049)

 Beneficial return on preferred shares               (100,000)       (150,000)
                                                    ---------       ---------
Net loss attributable to common stockholders      $(9,112,481)    $(8,446,049)
                                                  ===========     ===========

Earnings per share - basic and diluted
Loss per share from continuing operations              $(0.46)         $(0.40)
Income per share from discontinued operation
  Val-Comm, Inc.                                         0.01            0.01
Income per share on disposal of Val-Comm, Inc.           0.02             ---
Loss per share from discontinued operation
  Cycomm Secure Solutions Inc.                          (0.12)          (0.38)
Loss per share on disposal of Cycomm Secure
  Solutions Inc.                                        (0.11)            ---
Net loss per share attributable to beneficial
  return on preferred shares                            (0.01)          (0.01)
                                                        -----           -----
Net loss per share attributable to common
  stockholders                                         $(0.67)         $(0.78)
                                                       ======          ======

Shares used in the calculation of basic and
  diluted net loss per share                       13,694,064      10,835,688
                                                   ==========      ==========

                                  (See accompanying notes)

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                      Year Ended    Year Ended
                                                      December 31,  December 31,
                                                         1999          1998
ASSETS
Current assets:
 Cash and cash equivalents                               $22,867       $567,977
 Accounts receivable, less allowance for doubtful
   accounts of $254,000 and $61,000, respectively      1,200,771      2,251,818
 Inventories, net of allowance for obsolete
   inventory of $131,339 and $172,096, respectively      844,057      1,772,861
 Net assets held for sale from discontinued
   operation: Cycomm Secure Solutions Inc.                   ---      1,457,151
 Net assets held for sale of discontinued
   operation: Val Comm, Inc.                                 ---        374,913
 Other current assets                                    576,894        407,011
                                                       ---------      ---------
   Total current assets                                2,644,589      6,831,731

Equipment, net                                           269,780        363,264

Goodwill, net of accumulated amortization of
   $2,115,907 for the year ended December 31, 1998           ---      2,175,400


Other assets:
 Deferred financing costs, net of accumulated
   amortization of $407,978 for the year ended
   December 31, 1998                                          ---        31,701
 Other                                                     30,648       224,850
                                                       ----------     ---------
Total assets                                           $3,005,528    $9,695,858
                                                       ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable - trade                              $2,416,883    $2,191,026
 Accrued liabilities                                      692,324       394,014
 Acquisition earn-out obligation                          700,000       700,000
 Deferred revenue                                         770,122       934,948
 Dividends payable on preferred stock                      33,575        33,333
 Current portion of capital lease obligations               2,785        22,418
 Revolving credit facility                                915,104     1,959,545
 Current portion of notes payable and convertible
   debentures                                                 ---     3,015,777
                                                        ---------     ---------
   Total current liabilities                            5,530,793     9,251,061

Capital lease obligations, less current portion             8,041        10,826

Convertible debentures, subsequently converted into
   preferred stock                                      3,000,000           ---
Convertible debentures, subsequently converted into
   common stock                                           500,000           ---

Stockholders' equity (deficit):
 Preferred stock, $50,000 par value, unlimited
   authorized shares, 7 and 8 shares issued
   and outstanding at December 31, 1999 and
   December 31, 1998, respectively                        296,250       360,000
 Common stock, no par value, unlimited authorized
   shares, 16,807,696 and 12,210,311 shares issued
   and outstanding at December 31, 1999 and
   December 31, 1998, respectively                     54,315,402    51,674,618
 Notes receivable - stockholders                          (60,511)      (68,912)
 Accumulated deficit                                  (60,644,958)  (51,600,647)
                                                      -----------   -----------
   Total stockholders' equity (deficit)                (6,093,817)      365,059
                                                       ----------     ---------
 Total liabilities and stockholders' equity (deficit)  $2,945,017    $9,626,946
                                                       ==========    ==========


                                  (See accompanying notes)

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       1999           1998

Operating activities
Net loss                                         $(6,241,703)    $(4,367,709)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                     612,213       1,471,493
    Non-cash compensation                             263,458         450,000
    Goodwill impairment                               838,202             ---
 Change in operating assets and liabilities         2,490,637         970,027
                                                    ---------       ---------
 Cash used in operating activities                 (2,037,193)     (1,476,189)
                                                   ----------      ----------

Investing activities
 Acquisition of equipment                                 ---        (162,469)
 Increase in notes receivable                          (4,000)        (66,000)
 Decrease in notes receivable                           2,000          50,249
 Proceeds from sale of marketable securities          496,034             ---
 Other                                                    ---        (112,874)
                                                      -------        --------
Cash provided by (used in) investing activities       494,034        (291,094)
                                                      =======        ========

Financing activities
 Issuance of common stock, net of issuance costs    1,738,842       2,895,750
 Issuance of preferred stock, net of issuance         516,000         900,000
   costs
 Net borrowings under revolving credit             (1,044,441)       (318,417)
   facilities
 Proceeds from issuance of convertible                500,000             ---
   debentures
 Repayment of notes payable and convertible           (15,777)       (173,575)
   debentures
 Deferred financing costs on convertible                  ---         (30,000)
   debentures
 Repayment of obligations under capital leases         (9,686)         (3,998)
                                                    ---------       ---------
Cash provided by financing activities               1,684,938       3,269,760
                                                    ---------       ---------

 Proceeds from sale of discontinued operation:
   Cycomm Secure Solutions Inc.                       800,000             ---
 Cash provided by (used in) discontinued
   operation: Cycomm Secure Solutions Inc.         (1,743,677)     (1,518,424)
 Proceeds from sale of discontinued operation:
   Val-Comm, Inc.                                     188,000             ---
 Cash provided by discontinued operation:
   Val-Comm, Inc.                                      68,788          74,344
                                                     --------         -------

(Decrease) increase in cash and cash equivalents
   during the year                                   (545,110)          58,397
Cash and cash equivalents, beginning of year          567,977          509,580
                                                      -------          -------
Cash and cash equivalents, end of year                $22,867         $567,977
                                                      =======         ========




                                  (See accompanying notes)

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                     Preferred   Preferred    Common      Common     Accumulated
                       Shares       Stock     Shares      Stock        Deficit
Balance,
 December 31, 1997      ---     $   ---   9,816,877   $47,491,611  ($43,247,978)

Net Loss                ---         ---         ---           ---    (8,296,049)
Issuance of
 common stock:
 Conversion
  of debentures         ---         ---     236,380       273,970           ---
 Private placement -
  Common stock          ---         ---   1,870,000     2,895,750           ---
Value of options
  issued to
  non-employees         ---         ---         ---       450,000           ---
Issuance of preferred
  stock:
  Private placement -
   Preferred stock       20     900,000         ---           ---           ---
  Conversion of
   preferred stock      (12)   (540,000)    287,054       563,287
Dividends on
 preferred stock        ---        ---         ---            ---       (56,620)
                        ---    -------  ----------     ----------   -----------
Balance,
 December 31, 1998        8   $360,000  12,210,311    $51,674,618  ($51,600,647)
                        ===    =======  ==========     ==========   ===========

Net Loss                                                             (9,012,481)
Issuance of
 common stock:
 Private placement -
  Common stock          ---      ---   3,626,907       1,765,987           ---
Value of options
 issued to
 non-employees          ---      ---         ---         263,458           ---
Issuance of
 preferred stock:
 Issuance - Series C
  preferred stock         6   247,500        ---             ---           ---
 Issuance - Series D
  preferred stock         6   268,500        ---             ---           ---
 Reversal of
  conversion of
  Series B preferred
  stock                   1    45,000    (21,745)        (46,753)          ---
 Conversion of
  preferred stock       (14) (624,750)   992,223         658,092           ---
Dividends on
 preferred stock        ---       ---        ---             ---       (31,830)
                        ---  -------- ----------     -----------   -----------
Balance,
 December 31, 1999        7  $296,250 16,807,696     $54,315,402  ($60,644,958)
                        ===   ======= ==========     ===========   ===========



                                  (See accompanying notes)

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. (the "Company") is a manufacturer of wireless, ruggedized mobile computers, branded under the name "PCMobile". The Company is based in McLean, Virginia, with a manufacturing facility in Montreal, Quebec and a repair and maintenance facility in Melbourne, Florida.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss from continuing operations of $6,241,703 for the year ended December 31, 1999 and as of that date had a working capital deficit of $2,886,204 and an accumulated deficit of $60,644,958. Further, the Company was not in compliance with the terms of its debt agreements at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. In 1999, Cycomm sold two of its subsidiaries, Cycomm Secure Solutions Inc. ("CSS"), which was based in Sebastian, Florida, and Val-Comm, Inc. ("Val-Comm") which was based in Albuquerque, New Mexico. The sale of these divisions provided capital to repay debt and allowed the Company to focus exclusively on its PCMobile division, which has shown potential for future growth and profitability. Cycomm has raised additional capital, which has been used to expand production capabilities and to fund operations. The Company has also made reductions in overhead and managerial headcount. Looking forward, Cycomm intends to grow its PCMobile division by implementing plans to increase market share and revenue. The Company plans to fund its operations through working capital, borrowings on its secured line of credit and through private equity placements.

The Company's secured line of credit is a $4,000,000 revolving loan collateralized by the Company's accounts receivable, inventory and all other assets. The line of credit is a demand facility, which is callable by the lender.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 1999, the Company raised $2,254,842 in private equity placements and $500,000 through the issuance of a convertible debenture. Subsequent to December 31, 1999, Cycomm has raised $3,026,000 in private equity placements (See Note 22: Subsequent Events for further detail).

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.
In the event that the Company is unable to achieve its plans to fund operations, the Company will consider further cost reductions and may be required to seek protection under the United States Bankruptcy Code.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents

The Company considers all short-term deposits with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined by the replacement cost method for raw materials and the net realizable value method for work in process and sub-assemblies and finished goods. Inventories also include demonstration equipment, which is stated at amortized cost, which approximates net realizable value. Demonstration equipment was fully depreciated at December 31, 1999, and had a net amortized cost of $208,075 as of December 31, 1998.

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

Equipment and Depreciation

Equipment is carried at the lower of cost or market less accumulated depreciation and amortization. Depreciation is calculated on a straight line basis over the estimated useful lives of the fixed assets as follows:

      Equipment under capital lease       Term of the respective lease
      Furniture and fixtures              5 to 7 years
      Research equipment                  3 to 10 years
      Computer equipment                  3 to 7 years
      Office equipment                    5 to 7 years
      Manufacturing equipment             3 to 7 years

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

Leases

Equipment acquired under leases which transfer substantially all of the benefits of ownership to the lessee are recorded as the acquisition of assets and the assumption of a related obligation. Under this method, assets are depreciated over their expected useful lives, and obligations, including interest thereon, are extinguished over the life of the lease.

All other leases are accounted for as operating leases wherein rental payments are charged to operations as incurred.

Revenue Recognition

Product sales, less estimated returns and allowances, are recorded at the time of shipment.

Product Warranty

Cycomm provides a three year warranty for its PCMobile computers which excludes certain components. The rechargeable batteries and some hard drives are covered by a one year warranty, while the magnesium casing of the PCMobile comes with a limited lifetime warranty. A reserve is established to cover estimated warranty costs during this period. Warranty reserves for the years ended December 31, 1999 and 1998 were $233,739 and $250,155 respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Such costs were insignificant in 1999 and 1998.

Foreign Currency Transactions

The Company considers the functional currency of its foreign subsidiary to be the U.S. dollar. Exchange adjustments from foreign currency transactions are recognized in income and were insignificant in 1999 and 1998.

Earnings Per Share

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for 1999 and 1998 are charges of $100,000 and $150,000 related to the beneficial conversion feature of the Company's convertible preferred stock. For the years ended December 31, 1999 and 1998, the effect of the exercise of stock options, warrants and the conversion of preferred stock and debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

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

Stock-based compensation

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

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

NOTE 3: DISCONTINUED OPERATIONS

Cycomm Secure Solutions Inc.

On March 4, 1999, the Company signed a letter of intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. ("CSS"), in a management buy out ("MBO") transaction to a group of investors led by CSS management. On May 3, 1999, prior to the closing of the sale, the MBO group signed an agreement with Cycomm allowing the MBO group to operate the business for the period prior to the closing of the sale. The agreement allowed the MBO group to operate the assets of CSS and generate revenues for the benefit of the MBO group, and made the MBO group responsible for all expenses incurred and liabilities generated on and after May 3, 1999.

In May of 1999, the MBO group informed Cycomm that it would be unable to complete the purchase of the assets of CSS. The MBO group identified a company called Cortron Inc. ("Cortron") as another potential buyer for the assets of CSS. Cycomm signed a letter of intent for the sale of the assets of CSS to Cortron Inc. for a purchase price of $800,000. On June 21, 1999 Cycomm's secured lender foreclosed on the assets of CSS and sold the assets to Cortron.

The results of operations for CSS are reported as discontinued operations for all periods presented. For the year ended December 31, 1999, the results of CSS include a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. are summarized as follows:

                            January 1, 1999 to      Year Ended
                              March 4, 1999      December 31, 1998
Revenue                          $1,837,889         $4,348,376
Cost of Sales                     1,354,200          4,534,110
                                  ---------          ---------
Gross profit (loss)                 483,689          (185,734)

Operating Expenses                2,096,733          3,902,156
                                 ----------         ----------
Net loss                        ($1,613,044)       ($4,087,890)
                                ===========        ===========
Net loss per share                   ($0.12)            ($0.38)
                                     ======             ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. The Company recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss is a gain of $278,297 on the settlement of an operating lease obligation. Included in accounts payable at December 31, 1999 are $1,310,837 of unpaid amounts due to vendors of CSS.

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction was structured as a stock purchase, and was completed on August 21,1999. The results of operations for Val-Comm are reported as discontinued operations for all periods presented, and are summarized as follows:

                                  January 1, 1999 to    Year Ended
                                   August 21, 1999   December 31, 1998
Revenue                              $1,001,733         $1,409,539
Cost of Sales                           570,510            817,127
                                        -------            -------
Gross profit (loss)                     431,223            592,412

Operating Expenses                      319,060            432,862
                                        -------            -------
Net income                              112,163            159,550
                                        =======            =======
Net income per share                      $0.01              $0.01
                                          =====              =====

The net book value of Val-Comm's assets as of August 21, 1999 was $484,254. The selling price of Val-Comm consisted of an initial payment of $750,000 and a contingent promissory note of $1.5 million. The promissory note is contingent upon Val-Comm getting a follow-on award to an existing contract. Val-Comm's management is optimistic that they will receive this award. The contingent promissory note bears interest at 7%, and is payable over two years should payment be required, with 50% of the note due on August 21, 2000 and the balance of the note due on August 21, 2001. As of December 31, 1999, the Company has recorded a gain on the sale of Val-Comm of $265,746.

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of December 31, 1999 the Company had received proceeds of $496,034 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $65,966 as of December 31, 1999 and is included in other current assets.

NOTE 4:  ACQUISITION EARN-OUT

XL Computing (Canada) Inc.

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of December 31, 1999, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement. The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or
$1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. See Note 22: Subsequent Events for further description of the amended agreement. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule, and has recorded an accrued liability of $700,000 as of December 31, 1999. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with the goodwill impairment charge.


NOTE 5: DELISTING FROM THE AMERICAN STOCK EXCHANGE

On January 21, 1999, Cycomm was notified by the American Stock Exchange that it no longer met continued listing criteria and would be delisted. Specifically, Cycomm had incurred losses in its last five fiscal years and therefore failed to meet the American Stock Exchange listing requirement of pre-tax income of at least $750,000 in its last fiscal year, or in two of its last three fiscal years. Additionally, Cycomm failed to satisfy the minimum stockholders' equity requirement of $4 million. Trading of Cycomm's stock was suspended on April 13, 1999 and Cycomm was delisted from the AMEX on April 30, 1999. The Company began trading on the Over-the-Counter Bulletin Board (OTCBB) on May 5, 1999 under the symbol "CYII".

NOTE 6: IMPAIRMENT OF GOODWILL

In 1999, Cycomm made the determination that the value of goodwill related to the acquisition of Cycomm Mobile Solutions ("CMS") was impaired. CMS has a history of losses and negative cash flows from operations. Cycomm recorded an impairment charge of $838,202 in the year ended December 31, 1999 to fully write down goodwill related to CMS.

NOTE 7:  INVENTORIES

Inventories by categories are as follows:


                                        December 31,  December 31,
                                            1999          1998
Raw materials                             $841,910      $990,954
Work in process and sub-assemblies         122,160       712,947
Finished goods                              11,326       241,011
Allowance for obsolete inventory          (131,339)     (172,096)
                                          $844,057    $1,772,816

Cycomm continually evaluates inventory for obsolescence or impairment in value. The impairment loss is measured by comparing the carrying amount of the inventory to its fair value with any excess of carrying value over fair value reserved. Fair value is based on market prices where available, or on an estimate of market value, or determined by various valuation techniques including discounted cash flow.

NOTE 8: OTHER CURRENT ASSETS

Other current assets are comprised of the following:


                                        December 31,  December 31,
                                           1999          1998
Deposits with materials suppliers        $283,449      $283,449
Amount due from private placement         125,000           ---
Amount due from sale of Val-Comm           65,966           ---
Other                                     102,479       123,562
                                         $576,894      $407,011


NOTE 9:  EQUIPMENT

Equipment and accumulated depreciation and amortization by categories are as follows:


                                                   Accumulated
                                                depreciation and    Net book
                                       Cost       Amortization       value

December 31, 1999
Equipment under capital leases        14,754           5,812         8,942
Furniture and fixtures                23,143          13,325         9,818
Research equipment                     3,301           1,706         1,595
Computer equipment                   261,050         152,733       108,317
Office equipment                      34,331          17,004        17,327
Manufacturing equipment              150,838          60,359        90,479
Leasehold improvements                69,958          36,656        33,302
                                     -------         -------       -------
                                    $557,375        $287,595      $269,780
                                    ========        ========      ========
December 31, 1998

Equipment under capital leases        14,754           3,129        11,625
Furniture and fixtures                23,143           9,465        13,678
Research equipment                     3,301           1,235         2,066
Computer equipment                   258,113         103,833       154,280
Office equipment                      34,331          12,324        22,007
Manufacturing equipment              149,053          37,833       111,220
Leasehold improvements                69,960          21,571        48,389
                                     -------         -------       -------
                                    $552,654        $189,390      $363,264
                                    ========        ========      ========

Depreciation expense for the years ended December 31, 1999 and 1998 was $92,323 and $112,278, respectively.

NOTE 10:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:


                                               December 31, December 31,
                                                   1999        1998
7% convertible debentures, due May 1, 2000      $3,000,000    $3,000,000

7% convertible debenture, due September 20,
 2004                                              500,000           ---

Revolving credit facility, prime + 3%              915,104     2,310,890

Term note payable,  prime + 3%, due January 1,
 2001                                                  ---       394,425
                                                 ---------     ---------

                                                 4,415,104     5,705,315
Less current portion                               915,104     5,705,315
                                                ----------     ---------
                                                $3,500,000        $  ---
                                                ==========     =========

On February 28, 1997, the Company issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into common stock of the Company at a 10% discount of the average closing bid price of the Company's common stock prior to conversion, provided the conversion price was not greater than $6.00 per share nor less than $3.00 per share. On June 15, 1998, the Company entered into an agreement with the holders of these debentures, under which the holders agreed to waive their conversion rights in exchange for an increase in the interest rate of the debentures from 10% to 12%. On March 31, 1999, the Company entered into a new agreement with the holders of the debentures that amended the terms of the note
and extended the maturity date to May 1, 2000.   Pursuant to the terms of the
new agreement, the interest rate on the convertible debentures has been lowered from 12% per annum to 7% per annum. The debentures are convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. The holders of the debentures were precluded from converting more than 5% of the outstanding debentures before August 1, 1999, 10% before November 1, 1999, 15% before February 1, 2000 and the balance before May 1, 2000. Subsequent to December 31, 1999 the Company arranged for a sale of the debentures from the holders to another party. See
Note 22: Subsequent Events for further discussion of the $3,000,000 convertible debentures.

On September 20, 1999, the Company issued a $500,000 7% convertible debenture due September 20, 2004 which is convertible at the option of the holder into common stock of the Company at the lesser of $0.50 per share or the average closing bid price of the Company's common stock for the 5 days prior to conversion. As of December 31, 1999 the debenture had not been converted. Subsequent to December 31, 1999, the debenture was converted into common stock of the Company. See Note 22: Subsequent Events for further discussion of the conversion.

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $915,104 was outstanding at December 31, 1999.
Borrowings under this credit facility bear interest at prime plus 3%. Additionally, the terms of the credit facility prohibit the Company from paying dividends in certain circumstances. The revolving credit facility was originally comprised of a $3,432,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions and CSS, and a $568,000 term loan collateralized by certain machinery and equipment of CSS (see below). After the June 21, 1999 sale of the assets of CSS, the revolving credit facility was restructured as a $4,000,000 facility collateralized by the trade accounts receivable and inventory of Cycomm Mobile Solutions, and by the remaining accounts receivable of CSS. As of December 31, 1999, the Company was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $414,323. This was a result of accounts receivable being disallowed as collateral by the lender because certain invoices were over 90 days past due. As of April 10, 2000, the Company was in compliance with the terms of its loan agreement.

The Company's revolving credit facility originally contained a term loan in the amount of $568,000 collateralized by certain machinery and equipment of the Company's CSS subsidiary. This term loan had an interest rate of prime plus 3% and was payable in equal installments of $15,777 per month through January 1, 2001. In connection with the Cycomm's sale of its CSS subsidiary (See Note 2:
Discontinued Operations), the Company's secured lender foreclosed on all of the assets of CSS and sold the assets to the buyer. A portion of the proceeds from the sale of CSS assets was used to pay down the balance of Cycomm's term loan. At the time of the sale, the term loan had a balance of $378,648. Subsequent to the sale of CSS assets, the Company's revolving credit facility was restructured to remove the term loan provision.

NOTE 11: DEFERRED REVENUE

The Company recorded deferred revenue of $770,122 and $934,948 for the years ended December 31, 1999 and 1998, respectively. Deferred revenue was recorded as a result of certain sales of PCMobile computers in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. The customers retain the right to return the 586s at any time before they receive the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s were classified as demonstration units, and were recorded in inventory and are depreciated over a one year period. Depreciation expense on the demonstration units was $208,075 and $680,571 for the years ended December 31, 1999 and 1998. As of December 31, 1999, the demonstration units had been fully depreciated.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. For the year ended December 31, 1999, Cycomm has recognized revenue of $164,826 related to the shipment of Pentium units to customers in exchange for the 586 units.

NOTE 12: COMMITMENTS AND CONTINGENCIES.

Lease Commitments

The Company leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments with imputed interest of 12.67% through December 31, 2003. The Company occupies office space at various locations under non-cancellable operating leases. Certain leases contain escalation clauses and require the Company to pay its share of any increase in operating expenses and real estate tax. Future minimum lease payments under the Company's capital and non-cancellable operating leases are as follows:


                                               Capital        Operating
Year ending December 31,                       Leases          Leases
2000                                           $3,999       $290,320
2001                                            3,999        174,425
2002                                            3,999        146,455
2003                                            1,332        147,415
2004                                              ---        145,634
                                               ------       --------
                                               13,329       $904,249
                                               ======       ========

Less: amount representing interest on
 capital leases                                (2,503)
                                               ------
Present  value of  future  minimum  capital
 lease payments                               $10,826
                                              =======

Total rental expense under the various operating leases for continuing operations amounted to $236,795 and $233,999 for the years ended December 31, 1999 and 1998, respectively.

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operation.

NOTE 13:  CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

The issued common stock of the Company consisted of 16,807,696 and 12,210,311 shares as of December 31, 1999 and 1998, respectively.

During 1999, Cycomm raised capital through 8 separate private equity placements of its common stock. The stock was issued at a discount to the market price on the date of issuance. In total, Cycomm issued 3,421,190 shares of common stock for gross proceeds of $1,767,142. Cash proceeds after commissions and issue costs were $1,738,842. In conjunction with these private placements, the Company issued 195,833 options with a fair value on the date of issuance of approximately $263,000 as calculated under the Black-Scholes model. Additionally, during 1999, Cycomm issued 205,717 shares of common stock in settlement of an obligation of $27,145.

The Company raised capital during the year ended December 31, 1998 through 5 separate private equity placements of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, the Company issued 1,870,000 shares of common stock for gross proceeds of $3,685,000. Cash proceeds, after commissions and issue costs were $2,895,750. In conjunction with these private placements, the Company issued 370,000 warrants with a fair value on the date of issuance of approximately $592,000 as calculated under the Black-Scholes model.

Convertible preferred shares and related accrued dividends were converted into 992,223 and 287,054 shares of common stock for the years ended December 31, 1999 and 1998, respectively. No convertible debentures were converted into common stock during 1999, however convertible debentures and related accrued interest were converted into 236,380 shares of common stock during the year ended December 31, 1998.

Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into common stock of the Company. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. During 1999, 7 shares of preferred stock and related accrued dividends were converted into 282,617 shares of common stock. In the year ended December 31, 1999, Cycomm also reversed an earlier conversion of 1 share of preferred stock, canceling the 21,745 shares of common stock that had previously been issued. During 1998, 12 shares of preferred stock and related accrued dividends were converted into 287,054 shares of common stock. As of December 31, 1999, 18 shares of Series B preferred stock have been converted into 547,926 shares of common stock, and 2 shares of Series B preferred stock are outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 50% of its preferred shares after four months from the issuance date, and the balance after nine months from the issuance date. The conversion price is the lesser of $0.63, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 15% over the conversion price. As of December 31, 1999, 1 share of Series C preferred stock and related accrued dividends had been converted into 109,606 shares of common stock, and 2 preferred shares were eligible for conversion.

On July 14, 1999, Cycomm issued 6 shares of Series D convertible redeemable preferred stock ("Series D preferred stock") with a conversion value of $50,000 per share for net proceeds of $268,500. The Series D preferred stock was convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder could convert 25% of its preferred shares after 30 days from the issuance date, and a further 25% every 30 days thereafter. The conversion price was the lesser of $0.74, or a 20% discount of the five-day average closing bid price prior to the date of conversion. Cycomm could redeem the Series D preferred shares at any time prior to conversion at a price equal to the conversion value of the shares. At the time the Series D preferred stock was issued, Cycomm placed 600,000 shares of its common stock in an escrow account, to be issued upon conversion of the preferred shares. On December 31, 1999, Cycomm reached an agreement with the holders of the Series D preferred stock under which the holders would convert the 6 shares of preferred stock for the 600,000 shares held in escrow.

NOTE 14:  STOCK OPTIONS AND WARRANTS

Stock Options

The Company has historically granted non-qualified stock options to directors, officers, employees and other parties which generally become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted.

On June 21, 1999, the Company granted 1,896,438 options to its directors, officers and employees at $0.375 per share, which approximated the market price on the date of the grant. These options were not covered under the 1997 plan.

In November 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") under which a maximum aggregate of 1,000,000 shares were reserved for grant to all eligible employees of the Company. The stock options granted under the 1997 Plan are exercisable at the fair market value of the common stock on the date of grant with 25% vesting on each of the four successive anniversary dates from the date of grant. The stock options have a term of ten years. For the year ended December 31, 1998, a total of 230,000 stock options were granted under the 1997 Plan. No options were issued under this plan in 1999. As of December 31, 1999, 530,000 options are available under the 1997 Plan.

The following table summarizes the activity in common shares subject to options for the relevant periods ended December 31, 1999:


                               Shares       Option Price
                                               Range
Balance, December 31, 1996    1,401,500    $3.00 - $10.95

    Granted                   1,395,000    $2.00 - $3.31
    Exercised                       ---         ---
    Terminated                 (344,000)   $3.50 - $10.95
                               --------

Balance, December 31, 1997    2,452,500    $2.00 - $8.10
                              ---------

    Granted                   1,405,000    $1.88 - $2.50
    Exercised                       ---         ---
    Terminated                 (387,500)   $2.50 - $4.05
                               --------

Balance, December 31, 1998    3,470,000    $1.88 - $8.10
                              =========

    Granted                   2,217,271    $0.38 - $0.75
    Exercised                       ---         ---
    Terminated               (1,956,062)   $0.38 - $8.10
                             ----------

Balance, December 31, 1999    3,731,209    $0.38 - $8.10
                              =========

Options were exercisable with respect to 3,225,367 shares at December 31, 1999. The weighted average contractual life of options outstanding as of December 31, 1999 was 3.94 years. The weighted average exercise price of options exercisable at December 31, 1999 was $1.40.

Had compensation expense for the Company's stock options and warrants granted after June 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                                        Year Ended         Year Ended
                                    December 31, 1999  December 31, 1998
Net loss attributable to common
 stockholders                           $(9,112,481)       $(8,446,049)
Compensation expense                     (5,084,380)          (117,292)
                                         ----------         ----------
Pro forma net loss attributable to
 common stockholders                   $(14,196,861)       $(8,563,341)
                                       ============        ===========

Pro forma net loss per share
 attributable to common stockholders        $(1.04)            $(0.79)
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

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions for 1999 include a dividend yield of 0%, an expected volatility of
1.268 and a risk free interest rate of 6.36% over the life of the options. The expected life of the options was 4.88 years for 1999. The option and warrant pricing assumptions for 1998 include a dividend yield of 0%, an expected volatility of .809 and a risk free interest rate of 6.30% over the life of the options. The expected life of the options was 5.73 years for 1998.

For the years ended December 31, 1999 and 1998, the Company recognized $263,458 and $450,000 in compensation expense related to stock options issued to non-employees.

The weighted average fair values and exercise prices are as follows:


                           Year Ended         Year Ended
                        December 31, 1999   December 31, 1998
Weighted-average fair
value per option
granted                       $2.63             $1.48

Weighted-average
exercise price per
option granted                $0.38             $2.20

Common Share Purchase Warrants

The Company has granted common share purchase warrants to directors, officers and other parties which become exercisable immediately and have expiration terms ranging from one year to five years. The warrants are generally granted at an exercise price that equals fair market value of the common stock at the date each warrant is granted. However, certain warrants are granted with an exercise price in excess of the fair market value of the common stock at the date each warrant is granted. During the year ended December 31, 1998, the Company issued 370,000 warrants to purchase its common stock for services related to the private placement of common stock with exercise prices within a range of $2.00 to $3.00. During 1999, the Company issued 200,000 warrants in conjunction with the purchase of its Cycomm Mobile Solutions subsidiary from M3i Technologies. At December 31, 1999, the following warrants to purchase the Company's common stock were outstanding:


            Exercise     Expiration
   Shares     Price         Date
    5,000    $ 4.75   November 30, 2000
   50,000    $ 2.50   February 26, 2000
   75,000    $ 2.50   September 17, 2000
   20,000    $ 2.50   February 26, 2000
  200,000   $0.00005  May 24, 2001
  -------
  350,000
  =======

NOTE 15:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:


                                                   Year ended     Year ended
                                                   December 31,   December 31,
                                                       1999           1998
Cash flow effects of changes in operating assets
 and liabilities, net of acquisitions:
      Accounts receivable                           $1,436,066     $1,452,158
      Inventories                                      612,169       (90,191)
      Prepaid expenses                                  15,006        (6,473)
      Accounts payable - trade                         546,245    (1,486,003)
      Accrued liabilities                               18,832       165,584
      Dividends payable on preferred stock              27,145           ---
      Deferred revenue                                (164,826)      934,948
                                                    $2,490,637      $970,023

Non-cash investing and financing activities:
 Conversion of convertible debentures to
  common stock                                        $   ---      $278,625
 Conversion of preferred stock to common stock        $658,092     $563,287
 Marketable  securities  received  from sale of
  discontinued operation: Val-Comm, Inc.              $496,034          ---


Cash paid during the period:
 Interest paid                                        $394,822       $759,169
 Income taxes paid                                         ---            ---

NOTE 16:  INCOME TAXES

The Company accounts for income taxes under the liability method required by FAS Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying
amounts  of assets and  liabilities  for financial   reporting   purposes  and
the  amounts  used  for  income  tax  purposes.   For consolidated  financial
statement purposes, a change in valuation allowance has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:


                                                  December 31,   December 31,
                                                      1999           1998
Deferred tax assets
   Deferred revenue                                   300,348           ---
   Non-employee stock options                         278,249       175,500
   Book over tax depreciation and amortization        315,513       309,663
   Inventory capitalization and related reserves          ---       821,479

   Net operating loss carryforward                 17,234,308    15,073,313
   Nondeductible expense and reserves                 225,903
                                                                    160,861
Total deferred tax assets                          18,354,321    16,540,816
Valuation allowance for deferred tax assets       (18,354,321)  (16,540,816)
Net deferred tax asset                           $        ---   $       ---

There was no provision for income taxes in the years ended December 31, 1999 and 1998 as the Company incurred losses in those years and a valuation allowance was provided for the increase in the deferred tax asset.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at December 31 is as follows:


                                                December 31,   December 31,
                                                   1999           1998
US federal statutory benefit rate                  (35.0)%       (35.0)%
US state tax benefit, net of federal income
 tax effect                                         (4.0)         (4.0)
Change in valuation allowance                       39.0          39.0
Effective rate on operating loss                     ---           ---

The Company has US net operating loss carryfowards available at December 31, 1999 of approximately $43 million for US tax purposes to offset income in future years. These carryfowards will expire in the years 2000 through 2015, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. The Company has Canadian net operating loss carryforwards available at December 31, 1999 of approximately $4.5 million; these carryforwards will expire in the years 2003 and 2006 if not used.

In addition, the Company has future deductible research and development costs for Canadian federal tax purposes of $650,000. These costs have an indefinite carryover period.

NOTE 17:  RELATED PARTY TRANSACTIONS

In April 1997, the Company loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of the Company's common stock in a private transaction. At December 31, 1999, amounts outstanding under these loans total $128,684 in principal and $20,297 in accrued interest receivable. The loans are secured by the common stock, bear interest at 5.9% and are due April 30, 2000. The Company has recorded a valuation allowance of $88,470 against the receivable and the net balance of $60,511 is reflected as a contra equity account in the accompaning balance sheet.

The Company subleases office space from Corstone Corporation, which previously employed Cycomm's Chief Executive Officer and former Chief Financial Officer. Corstone is a merchant banking firm that provided consulting services to Cycomm prior to 1998. These consulting services included financial, legal and administrative services. No consulting fees were paid to Corstone for the years ended December 31, 1999 and 1998. The Chief Executive Officer and former Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation.

On September 20, 1999, Cycomm received an investment of $500,000 from Stephen Sparks in the form of a convertible debenture (See Note 6: Notes Payable and Convertible Debentures). In connection with this investment, Mr. Sparks was appointed to Cycomm's Board of Directors. Mr. Sparks owns several businesses in the Washington, DC area including a temporary employee staffing company. Cycomm occasionally uses Mr. Sparks' company for temporary employee staffing, and is charged standard rates for their services.

In June of 1999, Cycomm entered into an employee staff leasing agreement with ProLease, a company in which Cycomm's Chief Executive Officer holds a minority ownership interest. Under this agreement, ProLease is the employer of record for Cycomm's U.S. employees and handles payroll processing, payroll tax and benefit administration, and other human resources functions. Cyomm's U.S. employees are eligible to participate in ProLease's 401(K) plans and health insurance benefits packages. Cycomm is charged standard rates for ProLease's services.



NOTE 18: SEGMENT AND RELATED INFORMATION

In 1998, Cycomm adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, to report the results of its three business segments: Mobile Computing, Secure Computing and Communications Security. During 1999, Cycomm sold its Secure Computing and Communications Security segments (See Note 2: Discontinued Operations). The results from continuing operations on Cycomm's financial statements for the years ended December 31, 1999 and 1998 present the results of the Mobile Computing segment.


Geographic Region Data                    December 31,    December 31,
                                             1999            1998
Sales
      United States                        $3,125,903     $12,583,557
      Canada                                  137,275       3,095,110
                                           ----------     -----------
                                           $3,263,178     $13,233,672
                                           ==========     ===========
Loss from Operations
      United States                        $2,877,253      $3,551,698
      Canada                                2,197,845         591,716
                                           ----------      ----------
                                           $5,075,098      $4,143,414
                                           ==========      ==========
Identifiable Assets
      United States                        $1,842,812      $7,175,815
      Canada                                1,162,716       3,754,905
                                           ----------     -----------
                                           $3,005,528     $10,930,720
                                           ==========     ===========

NOTE 19:  MAJOR CUSTOMERS

The Company is not dependent upon any single customer that purchases its products. However, sales to three major customers comprise 22%, 15% and 13%, respectively of consolidated sales for the year ended December 31, 1999. Sales to two major customers comprised 23% and 22%, respectively, of consolidated sales for the year ended December 31, 1998.

NOTE 20:  CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally trade receivables. Concentration of credit risk with respect to trade receivables exists at year end as approximately $620,017 or 43% of the outstanding accounts receivable related to one customer. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

NOTE 21: IMPACT OF THE YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Cycomm completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Cycomm is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

NOTE 22:  SUBSEQUENT EVENTS

In January 2000, Cycomm raised capital through 3 separate private equity placements of its common stock. The stock was issued at the market price at the date of the letter of intent, which was a discount to the market price on the date of the issuance. In total, the Company issued 6,112,000 shares of common stock for gross proceeds of $3,126,000. Cash proceeds, after commissions and issue costs were $3,026,000. In conjunction with these private placements, the Company issued 5,000,000 warrants with a fair value on the date of issuance of approximately $8,736,500.

On March 31, 2000, Cycomm entered into an agreement with the holders of the $3,000,000 7% convertible debentures under which the debentures were sold to a third party, who was assigned all rights privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of the Company. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock is convertible at any time at the option of the holder. The conversion price is equal to the average closing bid price of the Company's stock for the 20 days prior to the date of conversion. The Series E preferred stock cannot be converted for less than $2.00 per share. The Series E preferred stock accrues dividends at 7% per annum, which can be paid in cash or in common stock at the option of the Company. The Series E preferred stock is redeemable at the option of the Company at a price equal to conversion price on the date of redemption. The Series E preferred stock has no mandatory redemption provisions. The debentures have been classified as long term in the accompanying financial statements as a result of this transaction.

On March 30, 2000, Stephen Sparks converted his $500,000 7% convertible debenture into common stock of the Company. At the time of conversion, the debenture had earned accrued interest of $17,452. The principal and accrued interest were converted into 1,034,904 shares of common stock. The debentures have been classified as long term in the accompanying financial statements as a result of this transaction.

For the three months ended March 31, 2000, Cycomm recognized revenue of $114,391 that was previously deferred. Cycomm completed shipments of Pentium units to ustomers in exchange for units with 586 processors. On April 3, 2000, Cycomm reached an agreement with the remaining customer eligible for the 586 for Pentium swap-out. Under this agreement, the customer agreed to forego the right to swap 586 units for Pentiums in exchange for the forgiveness of an obligation and an extension of the warranty period. As of April 3, 2000, the Company has no future obligations related to the 586 for Pentium swap-out.

On January 21, 2000, Cycomm cancelled 205,717 shares of its common stock that had been issued in settlement of a vendor obligation of $77,144, and issued 400,000 shares in full settlement of an obligation of $161,223.

Subsequent to December 31, 1999, 5 shares of Series C preferred stock were converted by the holders. On January 24, 2000, 2 shares of Series C preferred stock and related accrued dividends were converted into 171,573 shares of common stock. On March 7, 2000 3 shares of Series C preferred stock and related accrued dividends were converted into 260,186 shares of common stock.




robh/1998folders/123199 audit/12-31-99 financial statements