Form 10-Q
period 2000-03-31
CYCOMM INTERNATIONAL INC
filed 2000-05-19
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

As of April 30, 2000, the Registrant had 25,214,475 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                  Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets................    3

            Condensed Consolidated Statements of Operations......    4

            Condensed Consolidated Statements of Cash Flows......    5

            Condensed Consolidated Statement of Stockholders'
            Equity...............................................    6

            Notes to Condensed Consolidated Financial Statements.    7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation.............................   14

PART II - Other Information

Item 1.     Legal Proceedings....................................   17

Item 2.     Changes in Securities................................   17

Item 3.     Default Upon Senior Securities.......................   17

Item 4.     Submission of Matters to a Vote of Security Holders..   17

Item 5.     Other Information....................................   17

Item 6.     Exhibits and Reports on Form 8-K.....................   17

Signatures  .....................................................   19

                 CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2000 AND DECEMBER 31, 1999


                                                     March 31,      December 31
                                                       2000            1999
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalents                          $916,865         $22,867
 Accounts receivable, less allowance for doubtful
  accounts of $190,376 and 254,000, respectively     765,568       1,200,771
 Inventories, net of allowance for obsolete
  of $125,098 and $131,339, respectively           1,464,166         844,057
 Deposits with suppliers                             441,402
 Other current assets                                293,082         293,445
                                                   ---------       ---------
  Total current assets                             3,881,083       2,644,589

Fixed assets, net                                    255,670         269,780

Other assets                                           7,993          30,648
                                                  $4,144,746      $2,945,017
                                                  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                          $2,166,963     $2,416,883
 Accrued liabilities                                 485,990         692,324
 Acquisition earn-out obligation                     600,000         700,000
 Deferred revenue                                    584,915         770,122
 Dividends payable on preferred stock                 20,932          33,575
 Current portion of capital lease obligations          2,875           2,785
 Revolving credit facility                           558,049         915,104
                                                   ---------       ---------
   Total current liabilities                       4,419,724       5,530,793

Capital lease obligations, less current portion        7,288           8,041

Convertible debentures                                   ---       3,500,000

Stockholders' equity:
Series B Preferred Stock, $50,000 par value,
 unlimited authorized shares, 2 shares issued
 and outstanding at March 31, 2000 and
 December 31, 1999                                    90,000          90,000
Series C Preferred Stock, $50,000 par value,
 unlimited authorized shares, no shares
 and 5 shares issued and outstanding at
 March 31, 2000 and December 31, 1999                    ---         206,250
Series E Preferred Stock, $100,000 par value,
 unlimited authorized shares, 30 shares
 and no shares issued and outstanding at
 March 31, 2000 and December 31, 1999              3,000,000             ---
Common Stock, no par value, unlimited authorized
 shares. 24,814,475 and 16,807,696 shares
 issued and outstanding at March 31, 2000 and
 December 31, 1999                                58,277,963      54,315,402
Notes receivable - stockholders                      (62,405)        (60,511)
Accumulated deficit                              (61,587,824)    (60,644,958)
                                                 -----------     -----------
  Total stockholders' equity                        (282,267)     (6,093,817)
                                                 -----------     -----------
                                                  $4,144,746      $2,945,017
                                                 ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999 (RESTATED)
                             (Unaudited)

                                                Three Months Ended
                                             March 31,     March 31,
                                               2000          1999
                                            (Unaudited)    (Restated)

Sales                                       $1,297,248     $1,460,356
Cost of sales                                1,104,744      1,094,706
                                             ---------      ---------
Gross profit                                   192,504        365,650

Expenses:
 Selling, general and administrative           809,465        919,018
 Research and product development              222,034        178,285
 Depreciation and amortization                  30,127        317,443
                                             ---------      ---------
                                             1,061,626      1,414,746
                                             ---------      ---------

Loss from Operations                          (869,122)    (1,049,096)

Other Income (Expense)

 Interest income                                19,060          4,937
 Interest expense                             (113,771)      (119,551)
 Other income                                   28,172            ---
                                              --------     ----------
                                               (66,539)      (114,614)
                                             ---------     ----------
Loss from continuing operations               (935,661)    (1,163,710)

Discontinued operations
 Income from operations of discontinued
  operation Val-Comm, Inc.                         ---          7,657
 Loss from  operations of discontinued
  operation Cycomm Secure Solutions, Inc.          ---     (1,613,044)
 Estimated loss on disposal of Cycomm
  Secure Solutions                                 ---     (1,535,643)
                                             ---------     ----------

Net Loss                                     ($935,661)   ($4,304,740)
                                             =========    ===========

Earnings per share
Loss per share from continuing operations       ($0.04)        ($0.09)
Income per share from discontinued
 operations: Val-Comm Inc.                         ---          $0.00
Loss per share from discontinued operations:
  Cycomm Secure Solutions                          ---         ($0.13)
Loss per share on disposal of Cycomm Secure
  Solutions                                        ---         ($0.12)
                                                   ---         ------

Net loss per share                              ($0.04)        ($0.35)
                                                ======         ======

Weighted average number of common shares    21,751,098     12,433,264
                                            ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                             (Unaudited)

                                                Three Months Ended
                                             March 31,     March 31,
                                               2000          1999
                                                          (Restated)
Operating activities
 Net loss from continuing operations       $(935,661)   $(1,163,710)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
    Depreciation and amortization             30,127        317,445
 Change in operating assets and
  liabilities                               (970,999)     1,084,398
                                          ----------      ---------
Cash (used in) provided by operating
  activities                              (1,876,533)       238,133
                                          ----------      ---------

Investing activities
 Acquisition of fixed assets                  (6,750)           ---
 Increase in notes receivable                    ---         (4,000)
 Decrease in notes receivable                    ---           2,000
 Other                                           ---          26,120
                                              ------          ------
 Cash (used in) provided by investing
  activities                                  (6,750)         24,120
                                              ------          ------

Financing activities
 Issuance of common stock                  3,060,000            ---
 Exercise of stock options                    74,999
 Borrowings under revolving credit
  facility                                  (357,055)      (289,677)
 Repayment of notes payable                      ---        (15,777)
 Repayment of obligations under capital
  leases                                        (663)        (9,686)
                                           ---------       --------
 Cash provided by (used in) financing
  activities                               2,777,281       (315,140)
                                           ---------       --------

Discontinued operations
 Cash used in discontinued operation:
  Cycomm Secure Solutions Inc.                   ---       (380,240)
 Cash provided by discontinued operating:
  Val-Comm                                       ---          4,848

 Increase (decrease) in cash and cash
  equivalents during the period              893,998       (428,729)
 Cash and cash equivalents, beginning of
  period                                      22,867        567,977
                                            --------       --------
 Cash and cash equivalents, end of period   $916,865       $139,698
                                            ========       ========

Supplemental cash flow information:
 Interest paid                              $201,044       $194,050
 Income taxes paid                          $    ---       $    ---

Non-cash investing and financing
 Conversion of convertible debentures to
  common stock                              $517,452        $   ---
 Conversion of preferred stock to common
  stock                                     $226,098       $381,356
 Conversion of convertible debentures
  to preferred stock                      $3,000,000       $    ---

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED MARCH 31, 2000
                         AND THE YEAR ENDED DECEMBER 31, 1999

                      Preferred  Preferred   Common    Common    Accumulated
                        Shares      Stock     Shares    Stock      Deficit

Balance,
December 31, 1998           8     360,000   12,210,311 $51,674,618 $(51,600,647)

Net Loss                  ---         ---          ---         ---   (9,012,481)
Issuance of common
  stock:
 Private placement -
  Common stock            ---         ---    3,626,907   1,765,987          ---
 Value of options
  issued to non-
  employees               ---         ---          ---     263,458          ---
Issuance of preferred
  stock:
 Issuance - Series C
  preferred stock           6     247,500          ---         ---          ---
 Issuance - Series D
  preferred stock           6     268,500          ---         ---          ---
 Reversal of conversion
  of Series B preferred
  stock                     1      45,000      (21,745)    (46,753)         ---
Conversion of preferred
  stock                   (14)   (624,750)     992,223     658,092          ---
Dividends on preferred
  stock                   ---         ---          ---         ---      (31,830)
                          ---    --------   ---------- -----------  -----------
Balance,
December 31, 1999           7    $296,250   16,807,696 $54,315,402 $(60,644,958)
                         ====    ========   ========== =========== ============

Net Loss                                                               (935,661)
Issuance of common stock:
 Private placement -
  Common stock            ---         ---    6,200,000   3,060,000          ---
 Shares cancelled
  related to vendor
  obligation              ---         ---     (205,717)    (77,144)         ---
 Shares issued in settle-
  ment of vendor
  obligation              ---         ---      400,000     161,156          ---
 Exercise  of stock
  options                 ---         ---      145,833      74,999          ---
 Conversion of
  debenture into common
  stock                   ---         ---    1,034,904     517,452          ---
Issuance of preferred
  stock:
Conversion of preferred
  debentures into
  preferred stock          30   3,000,000          ---         ---          ---
Conversion of preferred
  stock                    (5)   (206,250)     431,759     226,098
Dividends on preferred
  stock                   ---         ---          ---         ---       (7,205)
                          ---   ---------   ----------  ---------- ------------
Balance,
March 31, 2000             32   3,090,000   24,814,475  58,277,963 $(61,587,824)
                          ===   =========   ==========  ========== ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2000

NOTE 1: GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of March 31, 2000 and for the periods ended March 31, 2000 and 1999, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The results for the quarter ended March 31, 1999 have been restated to reflect certain adjustments that were made during Cycomm's year-end audit. The restatements caused a decrease in revenue of $105,426, an increase in gross margins of $91,626, an increase in operating expenses of $167,385, and an increase in net loss from continuing operations of $75,759. Loss from operations of discontinued operation: Cycomm Secure Solutions Inc. decreased by $138,833, and the estimated loss on disposal of Cycomm Secure Solutions Inc. decreased by $62,766. Net loss for Cycomm decreased by $125,840. Earnings per share has changed as follows:

         Earnings per share                  Restated        Originally
                                              3/31/99     Reported 3/31/99

Loss from continuing operations                ($0.09)          ($0.09)
Income per share from discontinued
 operations: Val-Comm Inc.                      $0.00            $0.00
Loss per share from discontinued
 operatons: Cycomm Secure Solutions
 Inc.                                          ($0.13)          ($0.14)
Estimated loss per share on disposal
 of Cycomm Secure Solutions Inc.               ($0.12)          ($0.13)
                                               ------           ------
Net loss per sharE                              ($0.35)          ($0.36)
                                               ======           ======



Cycomm intends to file an amended report on Form 10-QSB/A for the period ended March 31, 1999 to further discuss these changes. Cycomm also intends to file amended reports on Form 10-QSB/A for the periods ended June 30, 1999 and September 30, 1999.

NOTE 2: DISCONTINUED OPERATIONS

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

The results of operations for CSS are reported as discontinued operations for all periods presented. For the period ended March 4, 1999, the results of CSS included a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. for the period ended March 4, 1999 are summarized as follows:

                                  January 1,
                                1999 to March
                                    4, 1999

Revenue                            $1,837,889
Cost of Sales                       1,354,200
                                    ---------
Gross profit (loss)                   483,689

Operating Expenses                  2,096,733
                                 ------------
Net loss                         ($1,613,044)
                                 ===========
Net loss per share                    ($0.12)
                                      ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. The Company recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss is a gain of $278,297 on the settlement of an operating lease obligation. Included in our accounts payable at March 31, 2000 are $1,310,837 of unpaid amounts due to vendors of CSS.

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction was structured as a stock purchase, and was completed on August 21,1999. The results of operations for Val-Comm are reported as discontinued operations for the quarter ended March 31, 1999, and are summarized as follows:

                                  March 31,
                                    1999

Revenue                           $331,508
Cost of Sales                      211,383
                                   -------
Gross profit (loss)                120,125

Operating Expenses                 112,468
                                   -------
Net income                         $ 7,657
                                   =======
Net income per share                 $0.00
                                     =====

The net book value of Val-Comm's assets on August 21, 1999 was $484,254. The selling price of Val-Comm consisted of an initial payment of $750,000 and a contingent promissory note of $1.5 million. The promissory note is contingent upon Val-Comm getting a follow-on award to an existing contract. Val-Comm's management is optimistic that they will receive this award. The contingent promissory note bears interest at 7%, and is payable over two years should payment be required, with 50% of the note due on August 21, 2000 and the balance of the note due on August 21, 2001. The Company recognized a gain on the sale of Val-Comm of $265,746.

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of March 31, 2000 the Company had received proceeds of $496,034 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $65,966 as of March 31, 2000 and is included in other current assets.

NOTE 3: ACQUISITION EARN-OUT

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of March 31, 2000, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement.
The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule. The first scheduled payment of $100,000 was made on February 7, 2000. Cycomm has recorded an accrued liability of $600,000 as of March 31, 2000. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of
$88,000.   It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge (See Note 6:
Impairment of Goodwill).


NOTE 4: DELISTING FROM THE AMERICAN STOCK EXCHANGE

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


NOTE 5: DEFERRED REVENUE

The Company recorded deferred revenue related to sales in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment, which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. The customers retained the right to return the 586s at any time before they received the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. All demonstration units were fully depreciated during the year ended December 31, 1999. Depreciation expense on the demonstration units was $218,212 for the quarter ended March 31, 1999.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. Cycomm recognized revenue of $185,207 and $207,299 related to the shipment of Pentium units to customers in exchange for the 586 units for the quarters ended March 31, 2000 and March 31, 1999, respectively. See Note 10:
Subsequent Events for further discussion of deferred revenue.

NOTE 6: IMPAIRMENT OF GOODWILL

In 1999, Cycomm made the determination that the value of goodwill related to the acquisition of Cycomm Mobile Solutions ("CMS") was impaired under SFAS
121. CMS has a history of losses and negative cash flows from operations. Cycomm recorded an impairment charge of $838,202 in the year ended December 31, 1999 to fully write down goodwill related to CMS due to the fact that the carrying value of that asset was in excess of its fair value.

NOTE 7: INVENTORIES

The following is a summary of inventories at March 31, 2000 and December 31, 1999:

                                          March 31,   December 31,
                                            2000          1999

Raw materials                             $971,535      $841,910
Work in process and sub-assemblies         394,809       122,160
Finished goods                             222,919        11,326
Allowance for obsolete inventory          (125,098)     (131,339)
                                        ----------      --------
                                        $1,464,166      $844,057
                                        ==========      ========

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

NOTE 8: NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                March 31,   December 31,
                                                  2000          1999

7% convertible debentures,
 due May 1, 2000                               $   ---    $3,000,000

7%  convertible  debenture,
 due September 20, 2004                            ---       500,000

Revolving credit facility, prime + 3%          558,049       915,104
                                   -           -------       -------

                                               558,049     4,415,104
Less current portion                           558,049       915,104
                                              --------    ----------
                                              $    ---    $3,500,000
                                             =========    ==========


On February 28, 1997, the Company issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into common stock of the Company at a 10% discount of the average closing bid price of the Company's common stock prior to conversion, provided the conversion price was not greater than $6.00 per share nor less than $3.00 per share. On June 15, 1998, the Company entered into an agreement with the holders of these debentures, under which the holders agreed to waive their conversion rights in exchange for an increase in the interest rate of the debentures from 10% to 12%. On March 31, 1999, the Company entered into a new agreement with the holders of the debentures that amended the terms of
the note and extended the maturity date to May 1, 2000.   Pursuant to the
terms of the new agreement, the interest rate on the convertible debentures was lowered from 12% per annum to 7% per annum and the debentures were convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. On March 31, 2000, Cycomm entered into an agreement with the holders of the $3,000,000 7% convertible debentures under which the debentures were sold to a third party, who was assigned all rights privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of the Company. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock is convertible at any time at the option of the holder. The conversion price is equal to the average closing bid price of the Company's stock for the 20 days prior to the date of conversion. The Series E preferred stock cannot be converted for less than $2.00 per share. The Series E preferred stock accrues dividends at 7% per annum, which can be paid in cash or in common stock at the option of the Company. The Series E preferred stock is redeemable at the option of the Company at a price equal to conversion price on the date of redemption. The Series E preferred stock has no mandatory redemption provisions. See Note 10: Subsequent Events for further discussion of the Series E preferred stock.

On September 20, 1999, the Company issued a $500,000 7% convertible debenture due September 20, 2004 which was convertible at the option of the holder into common stock of the Company at the lesser of $0.50 per share or the average closing bid price of the Company's common stock for the 5 days prior to conversion. On March 30, 2000, the debenture was converted into common stock of the Company. At the time of conversion, the debenture had earned accrued interest of $17,452. The principal and accrued interest were converted into 1,034,904 shares of common stock.

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $4,000,000. As of March 31, 2000, the available borrowing base on the revolving credit facility was $508,763. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. As of March 31, 2000, the amount outstanding on the credit facility was $558,049, which exceeded the available borrowing base of the collateral by $49,286. As a result, Cycomm was not in compliance with the terms of its loan agreement as of March 31, 2000. As of May 15, 2000, the amount outstanding was within the available borrowing base, and Cycomm was in compliance with the terms of its loan agreement.

NOTE 9: CAPITAL STOCK

Common Stock

In January 2000, Cycomm raised capital through three separate private equity placements of its common stock. The equity placements were priced at the market price of Cycomm's common stock on the date of the letter intent. The market price of Cycomm's common stock increased prior to the date of issuance, causing the private equity placements to be issued at a discount to the market price. In total, the Company issued 6,200,000 shares of common stock for gross proceeds of $3,170,000. Cash proceeds, after commissions and issue costs were $3,060,000. In conjunction with these private placements, the Company issued 5,000,000 warrants to the purchasers, with a fair value on the date of issuance of approximately $8,736,500.

Five shares of convertible preferred shares and related accrued dividends were converted into 431,759 shares of common stock during the quarter ended March 31, 2000.

On March 30, 2000, the $500,000 7% convertible debenture due September 20, 2004 was converted into common stock of the Company. At the time of conversion, the debenture had earned accrued interest of $17,452. The principal and accrued interest were converted into 1,034,904 shares of common stock.

On January 21, 2000, Cycomm cancelled 205,717 shares of its common stock that had been issued in settlement of a vendor obligation of $77,144, and issued 400,000 shares in full settlement of an obligation of $161,223.

On January 13, 2000, Cycomm issued 145,833 shares of common stock upon the exercise of non-employee stock options for proceeds of $74,999.

Preferred Stock

On March 31, 2000, Cycomm issued 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 in conjunction with the conversion of the $3,000,000 7% convertible debentures due May 1, 2000 (See Note 8: Notes Payable and Convertible Debentures). The conversion price is equal to the average closing bid price of the Company's stock for the 20 days prior to the date of conversion. The Series E preferred stock cannot be converted for less than $2.00 per share. The Series E preferred stock accrues dividends at 7% per annum, which can be paid in cash or in common stock at the option of the Company. The Series E preferred stock is redeemable at the option of the Company at a price equal to conversion price on the date of redemption. The Series E preferred stock has no mandatory redemption provisions.

NOTE 10: SUBSEQUENT EVENTS

On May 8, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, the Company issued 1,200,000 shares of common stock for gross proceeds of $1,200,000. Cash proceeds, after commissions and issue costs were $1,080,000.

On April 4, 2000, 2 shares of Series E preferred stock were converted into 100,000 shares of common stock. On April 25, 2000 6 shares of Series E preferred stock were converted into 300,000 shares of common stock.

On April 3, 2000, Cycomm entered into an agreement with the remaining customer eligible to receive Pentium units upon the return of the 586 units (See Note 5: Deferred Revenue). Under this agreement, the customer agreed to forego the right to swap 586 units for Pentiums in exchange for the forgiveness of an obligation and an extension of the warranty period. As of April 3, 2000, the Company has no future obligations related to the 586 for Pentium exchange agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarter Ended March 31, 2000 and March 31, 1999

In the quarter ended March 31, 1999 the Company made the determination that it could no longer fund the operations of its secure computing segment, Cycomm Secure Solutions, Inc. ("CSS"), and on March 4, 1999 signed a letter of intent to sell the assets of CSS. The assets of CSS were sold on June 21, 1999. The operating results of CSS for the quarter ended March 31, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

The Company also entered into an agreement to sell its secure communications equipment subsidiary, Val-Comm Inc., in order to generate additional working capital, and to concentrate fully on the Company's core business, the PCMobile line of rugged computers. Val-Comm was sold to an investor located within its geographic region on August 21, 1999. Results of operations from Val-Comm have also been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended March 31, 2000 and March 31, 1999 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Revenues for the three months ended March 31, 2000 were $1,297,248 as compared to revenues of $1,460,356 for the prior period. The decrease in revenue is a result of beginning the quarter with limited financial resources and the lead time required to increase production after financing was obtained. Cycomm raised over $3 million in private equity placements in January of 2000. This funding allowed Cycomm to resume normal purchasing patterns with vendors, however the timing of the private placements and the lead times required for certain components resulted in lower sales volumes for January and February of 2000.

Cost of sales for the quarter ended March 31, 2000 were $1,104,744 as compared to cost of sales of $1,094,706 for the prior period. Gross margins for the quarter ended March 31, 2000 were 15%, which represents a decrease from 25% in the prior period. The decrease in gross margins is a result of the decrease in sales volume from the prior period. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $1,061,626 for the period ended March 31, 2000 as compared to $1,414,746 in the prior period. Selling, general and administrative expenses decreased $109,553 to $809,465 for the current period. This decrease is mainly the result of reductions in management headcount and facilities costs. Research and development costs increased to $222,034 as compared to $178,285 in the prior period. Cycomm increased its research and development efforts in the period ended March 31, 2000 to accelerate the release of the Pentium II and Pentium III models of the PCMobile and to complete development of a multi-media docking station.

Depreciation and amortization decreased to $30,127 for the quarter ended March 31, 2000 as compared to $317,443 in the prior period. Depreciation and amortization for the three months ended March 31, 1999 included $48,568 related to the amortization of goodwill, which was not included in the results for the three months ended March 31, 2000 as all of the goodwill was subsequently written off. In addition, depreciation and amortization for the three months ended March 31, 1999 included $218,212 related to the depreciation of demonstration units, which were fully depreciated prior to December 31, 1999.

Interest expense for the quarter ended March 31, 1999 was $113,771 as compared to $119,551 for the prior period. The decrease is a result of the change in the interest rate on the $3,000,000 convertible debentures from 12% to 7%, which was partially offset by interest expense on the $500,000 7% convertible debenture.

Net loss from continuing operations decreased to $935,661, or $0.04 per share, for the quarter ended March 31, 2000 from $1,163,710, or $0.09 per share for the quarter ended March 31, 1999. The decrease in net loss from continuing operations is a result of reduced operating expenses, offset by the decrease in the Company's gross margins.

Cycomm completed the sale of its CSS subsidiary on June 21, 1999. For the quarter ended March 31, 1999, CSS lost $1,613,044 from operations. Cycomm recorded a loss on the disposal of CSS of $1,535,643.

Cycomm completed the sale of its Val-Comm subsidiary on August 21, 1999. Income from discontinued operations from Val-Comm was $7,657 for the quarter ended March 31, 1999.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 2000, the Company had cash and cash equivalents of $916,685.

In the three months ended March 31, 2000, cash used in operations amounted to $1,876,533, as Cycomm reduced outstanding payables and increased inventory. Cash used in investing activities during the three months ended March 31, 2000 totaled $6,750. Cash provided by financing activities was $2,777,281 for the three months ended March 31, 2000. Cycomm completed three private placements for net proceeds of $3,060,000, and received proceeds from the exercise of options of $74,999. Cycomm decreased the amounts drawn on its bank credit lines in an amount of $357,055 during the three months ended March 31, 2000.

The Company's net working capital at March 31, 2000 was ($538,641) as compared to ($2,886,204) at December 31, 1999. The change in net working capital is primarily the result of Cycomm raising $3,060,000 in private equity placements. Proceeds from the private placements were used primarily for production, research and development and sales and marketing efforts. Inventory increased by $620,109 to $1,464,166 at March 31, 2000 as Cycomm increased purchasing to fill customer orders. Accounts payable decreased from $2,416,883 at December 31, 1999 to $2,166,963 at March 31, 2000, and
deposits with suppliers increased from $283,449 at December 31, 1999 to $441,402 at March 31, 2000.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  May 19, 2000                /s/ Albert I. Hawk
                                       Albert I. Hawk
                                       President and
                                       Chief Executive Officer






Date: May 19, 2000                /s/ Robert M. Hutton
                                      Robert M. Hutton
                                      Vice President of Finance