Form 10-Q/A
period 1999-03-31
CYCOMM INTERNATIONAL INC
filed 2000-07-25
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                    FORM 10-QSB/A
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ______________ to _______________

Commission file number:     1-11686


                             CYCOMM INTERNATIONAL INC.
         (Exact name of small business issuer as specified in its charter)

\         Wyoming                                   54-1779046
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

TABLE OF CONTENTS
                                                                  Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................   3

            Condensed Consolidated Statements of Operations.......   4

            Condensed Consolidated Statements of Cash Flows.......   5

            Condensed Consolidated Statement of Stockholders' Equity 6

            Notes to Condensed Consolidated Financial Statements..   7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................  12

PART II - Other Information

Item 1.     Legal Proceedings.....................................  15

Item 2.     Changes in Securities.................................  15

Item 3.     Default Upon Senior Securities........................  15

Item 4.     Submission of Matters to a Vote of Security Holders...  15

Item 5.     Other Information.....................................  15

Item 6.     Exhibits and Reports on Form 8-K......................  15

Signatures  ......................................................  16

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                             March 31,    December 31,
                                               1999          1998
ASSETS                                      (Restated)
                                            (Unaudited)
Current assets:
 Cash and cash equivalents                   $139,698       $567,977
 Accounts receivable, less allowance for
  doubtful accounts of $48,000 and
  $61,000, respectively                       853,201      2,251,818
 Inventories, net of allowance for
  obsolete inventory of $78,086 and
  $172,096, respectively                    1,901,520      1,772,861
 Net assets held for sale of
  discontinued operations:
   Cycomm Secure Solutions Inc.                   ---      1,457,151
 Net assets held for sale of
  discontinued operations:
   Val-Comm, Inc.                             379,748        374,913
 Deposits with suppliers                      283,449        283,449
 Other current assets                         167,393        123,562
                                            ---------      ---------
    Total current assets                    3,725,009      6,831,731

Fixed assets, net                             331,622        363,264

Goodwill, net                                 815,913      2,175,400

Other assets:
 Deferred financing costs, net                    ---         31,701
 Other                                        198,733        224,850
                                            ---------      ---------
                                           $5,071,277     $9,626,946
                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                   $2,185,573     $2,191,026
 Accrued liabilities                          614,368        394,014
 Acquisition earn-out obligation              700,000        700,000
 Deferred revenue                             794,966        934,948
 Dividends payable on preferred stock           8,857         33,333
 Current portion of capital lease
  obligations                                   3,121         22,418
 Revolving credit facility                  1,669,868      1,959,545
 Current portion of notes payable and
  convertible debentures                          ---      3,015,777
                                            ---------      ---------
   Total current liabilities                5,976,753      9,251,061

Capital lease obligations, less current
  portion                                      10,162         10,826
Notes payable and convertible debentures,
  less current portion                      3,000,000            ---

Stockholders' equity:
Preferred Stock, $50,000 par value,
  unlimited authorized shares, 1
  and 8 shares issued and outstanding at
  March 31, 1999 and December 31, 1998,
  respectively                                 45,000        360,000
Common Stock, no par value, unlimited
  authorized shares, 12,492,928 and
  12,210,311 shares issued
  and outstanding at March 31, 1999
  and December 31, 1998                    52,020,975     51,674,618
Notes receivable - stockholders               (72,786)       (68,912)
Accumulated deficit                       (55,908,827)   (51,600,647)
                                          -----------    -----------
  Total stockholders' equity               (3,915,638)       365,059
                                          -----------    -----------
                                           $5,071,277     $9,626,946
                                          ===========    ===========


    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (Unaudited)

                                                Three Months Ended
                                             March 31,     March 31,
                                               1999          1998
                                            (Restated)

Sales                                       $1,460,356     $3,856,957
Cost of sales                                1,094,706      2,405,874
                                             ---------      ---------
Gross profit                                   365,650      1,451,083
                                             ---------      ---------


Expenses
 Selling, general and administrative           919,018      1,276,403
 Research and product development              178,285        114,815
 Depreciation and amortization                 317,443        161,627
                                             ---------      ---------
                                             1,414,746      1,552,845
                                             ---------      ---------


Loss from Operations                        (1,049,096)      (101,762)

Other Income (Expense)

 Interest income                                 4,937         12,030
 Interest expense                             (119,551)       (99,294)
 Other income
                                                   ---          1,508
                                               -------         ------
                                              (114,614)       (85,756)
                                              ========        =======

Loss from continuing operations            ($1,163,710)     ($187,518)

Discontinued operations
 Income from operations of
  discontinued operation Val-Comm Inc.           7,657         64,852
 Loss from operations of discontinued
  operation Cycomm Secure Solutions, Inc.   (1,613,044)      (969,799)
 Estimated  loss on  disposal  of Cycomm
  Secure Solutions                          (1,535,643)           ---
                                             ---------     ----------


Net Loss                                   ($4,304,740)   ($1,092,465)
                                           ===========    ===========

Earnings per share
Loss per share from continuing operations       ($0.09)       ($0.02)
  Income per share from discontinued
  operations: Val-Comm Inc.                      $0.00         $0.01
  Loss per share from discontinued
  operations: Cycomm Secure Solutions           ($0.13)       ($0.10)
Loss per share on disposal of Cycomm
  Secure Solutions                              ($0.12)          ---
                                                 -----         -----

Net loss per share                              ($0.35)       ($0.11)
                                                ======        ======

Weighted average number of common shares
outstanding                                 12,433,264      9,987,588
                                            ==========      =========



    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                             (Unaudited)

                                                Three Months Ended
                                             March 31,     March 31,
                                               1999          1998
                                            (Restated)
Operating activities
 Net loss from continuing operations      ($1,163,710)    ($187,518)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization              317,445       161,627
 Change in operating assets and
  liabilities                               1,084,398        (2,449)
                                            ---------        ------
 Cash provided by (used in) operating
  activities                                  238,133       (28,340)
                                            ---------        ------

Investing activities
 Acquisition of fixed assets                      ---       (95,979)
 Increase in notes receivable                  (4,000)       50,000
 Decrease in notes receivable                   2,000       (50,000)
 Other                                         26,120         3,443
                                               ------        ------
 Cash  provided by (used in) investing
  activities                                   24,120       (92,536)
                                               ------       -------

Financing activities
 Issuance of preferred stock                      ---       900,000
 Borrowings under revolving credit
  facility                                   (289,677)      227,494
 Repayment of notes payable                   (15,777)      (31,582)
 Repayment of obligations under capital
  leases                                       (9,686)       (7,010)
                                              -------     ---------
 Cash (used in) provided by financing
  activities                                 (315,140)    1,088,902
                                             --------     ---------

Discontinued operations
 Cash used in discontinued operation:
  Cycomm Secure Solutions Inc.               (380,240)      (894,592)
 Cash provided by (used in) discontinued
  operation: Val-Comm                           4,848           (101)
                                              -------         ------
 (Decrease) increase in cash and cash
  equivalents during the period              (428,279)        73,333
 Cash and cash equivalents, beginning of
  period                                      567,977        509,580
                                              -------        -------
 Cash and cash equivalents, end of period    $139,698       $582,913
                                             ========       ========

Supplemental cash flow information:
 Interest paid                               $194,050       $173,626
 Income taxes paid                           $    ---       $    ---


Non-cash investing and financing
  activities:
 Conversion of convertible debentures to
  common stock                                $   ---       $273,970
 Conversion of preferred stock to common     $381,356        $   ---
  stock



    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED MARCH 31, 1999
                         AND THE YEAR ENDED DECEMBER 31, 1998

                     Preferred   Preferred     Common      Common    Accumulated
                       Shares      Stock       Shares      Stock      Deficit

Balance,
December 31, 1997         ---        ---    9,816,877   47,491,611  (43,247,978)

Net Loss                                                             (8,296,049)
Issuance of common
  stock:
 Conversion of
  debentures              ---        ---      236,380      273,970         ---
 Private placement -
  common stock            ---        ---    1,870,000    2,895,750         ---
 Value of options
  issued to non-
  employees               ---        ---          ---      450,000         ---
Issuance of preferred
  stock:
 Private placement -
  preferred stock          20    900,000          ---          ---         ---
 Conversion of
  preferred stock         (12)  (540,000)     287,054      563,287
 Dividends on
  preferred stock         ---        ---          ---          ---      (56,620)
                         ----    -------   ----------   ----------   ----------
Balance,
December 31, 1998           8   $360,000   12,210,311  $51,674,618 $(51,600,647)
                         ====    =======   ==========   ==========   ==========

Net Loss                                                             (4,304,740)
Issuance of common stock:
 Conversion of
  preferred stock         (7)  (315,000)      282,617      346,357          ---
 Dividends on
  preferred stock        ---        ---           ---          ---       (3,440)
                        ----     ------    ----------   ----------   ----------
Balance,
March 31, 1999             1    $45,000    12,492,928   52,020,975 $(55,908,827)
                        ====     ======    ==========   ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIAIRES
Notes to Condensed Consolidated Financial Statements
March 31, 1999

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of March 31, 1999 and for the period ended March 31, 1999 and 1998, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

                                           Restated          Originally
         Earnings per share                3/31/99        Reported 3/31/99

Loss from continuing operations            ($0.09)            ($0.09)
Income per share from
 discontinued operations:
 Val-Comm, Inc.                              $0.00              $0.00
Loss per share from
 discontinued operations:
 Cycomm Secure Solutions Inc.               ($0.13)            ($0.14)
Estimated loss per share on
 disposal of Cycomm Secure
 Solutions Inc.                             ($0.12)            ($0.13)
                                            ------             ------
Net loss per share                          ($0.35)            ($0.36)
                                            ======             ======

NOTE 2 - DISCONTINUED OPERATIONS

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

                                          Quarter ended
                                 January 1, 1999   Quarter ended
                                to March 4, 1999   March 31, 1998


Revenue                                $1,837,889       1,013,117
Cost of Sales                           1,354,200       1,060,208
                                        ---------       ---------
Gross profit (loss)                       483,689        (47,091)

Operating Expenses                      2,096,733         922,708
                                       ----------         -------
Net loss                              ($1,613,044)        (969,799)
                                      ===========         ========
Net loss per share                         ($0.13)         $(0.10)
                                           ------          ------

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. The Company recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss is a gain of $278,297 on the settlement of an operating lease obligation. Included in our accounts payable at March 31, 1999 are $1,310,837 of unpaid amounts due to vendors of CSS.

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

                                       Quarter ended
                                  March 31,      March 31,
                                    1999           1998

Revenue                            331,508        405,495
Cost of Sales                      211,383        239,514
                                   -------        -------
Gross profit (loss)                120,125        165,981

Operating Expenses                 112,468        101,129
                                   -------        -------
Net income                           7,657         64,852
                                   =======        =======
Net income per share                 $0.00          $0.01
                                     =====          =====

The net book value of Val-Comm's assets on August 21, 1999 was $484,254. The selling price of Val-Comm consisted of an initial payment of $750,000 and a contingent promissory note of $1.5 million. The promissory note is contingent upon Val-Comm getting a follow-on award to an existing contract. Val-Comm's management is optimistic that they will receive this award. The contingent promissory note bears interest at 7%, and is payable over two years should payment be required, with 50% of the note due on August 21, 2000 and the balance of the note due on August 21, 2001. Cycomm recognized a gain on the sale of Val-Comm of $265,746 in the quarter ended September 30, 1999.

NOTE 3 - ACQUISITION EARN-OUT

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

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. Under the terms of the agreement, Cycomm could fulfill its obligation to the Seller if payments were made before certain dates as specified in the agreement. The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or
$1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule. Cycomm has recorded an accrued liability of $700,000 as of March 31, 1999. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of
$88,000.   The fair value of the warrants was recorded as an increase to goodwill in the quarter ended June 30, 1999.

NOTE 4 - DELISTING FROM THE AMERICAN STOCK EXCHANGE

On January 21, 1999, Cycomm was notified by the American Stock Exchange that it no longer met continued listing criteria and would be delisted. Specifically, Cycomm had incurred losses in its last five fiscal years and therefore failed to meet the American Stock Exchange listing requirement of pre-tax income of at least $750,000 in its last fiscal year, or in two of its last three fiscal years. Additionally, Cycomm failed to satisfy the minimum stockholder' equity requirement of $4 million.

NOTE 5 - DEFERRED REVENUE

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

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. Depreciation expense on the demonstration units was $167,387 and $64,050 for the quarters ended March 31, 1999 and 1998, respectively.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. Cycomm recognized revenue of $139,982 related to the shipment of Pentium units to customers in exchange for the 586 units for the quarter ended March 31, 1999. No Pentium units were shipped to customers in the quarter ended March 31, 1998.

NOTE 6 - INVENTORIES

The following is a summary of inventories at March 31, 1999 and December 31, 1998:

                                          March 31,   December 31,
                                            1999          1998

Raw materials                            $1,507,424      $990,954
Work in process and sub-assemblies          297,151       712,947
Finished goods                              175,031       241,011
Allowance for obsolete inventory            (78,086)     (172,096)
                                          ---------     ---------
                                         $1,901,520    $1,772,816
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

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $1,669,868 was outstanding at March 31, 1999. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts Cycomm from paying dividends in certain circumstances. In conjunction with this credit facility, Cycomm had a term loan in the amount of $568,000 collateralized by certain machinery and equipment. The interest rate on the term loan was prime plus 3%, and the loan was payable in equal installments of $15,777 per month through January 1, 2001. The balance of the term loan was repaid with the proceeds of Cycomm's sale of its Cycomm Secure Solutions Inc. subsidiary (See Note 2: Discontinued Operations).

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

NOTE 9 - IMPACT OF YEAR 2000

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

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. Cycomm plans to continue to evaluate the status of its Year 2000 program and determine whether such a plan is necessary.


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

The results of continuing operations for the quarters ended March 31, 1999 and March 31, 1998 reflect only the results of the Cycomm's PCMobile product line and the results of the parent company.

Revenues for the three months ended March 31, 1998 were $1,460,356 as compared to revenues of $3,856,957 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the quarter ended March 31, 1999 were $1,094,706 as compared to cost of sales of $2,405,874 for the prior period. Gross margins for the quarter ended March 31, 1999 were 25%, which represents a decrease from 38% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $1,414,746 for the period ended March 31, 1999 as compared to $1,552,845 in the prior period. Selling, general and administrative expenses decreased $357,385 to $919,018 for the current period. This decrease is mainly the result of management headcount reductions. Research and development costs increased to $178,285 as compared to $114,815 in the prior period. The research and development expenses in the current period approximate normal levels for the PCMobile product, and are related primarily to streamlining the production of the Pentium and Pentium II models of the PCMobile. Depreciation and amortization increased to $317,443 for the quarter ended March 31, 1999 as compared to $161,627 in the prior period. The increase in depreciation and amortization is primarily the result of depreciation of PCMobile demonstration units, which increased to $167,387 for the quarter ended March 31, 1999, as compared to $64,050 for the quarter ended March 31, 1998.

Interest expense for the quarter ended March 31, 1999 was $119,551 as compared to $99,294 for the prior period. The increase is a result of the change in the interest rate on the convertible debentures from 10% to 12%. On March 31, 1999 the terms of the convertible debentures were renegotiated, and the interest rate was reduced to 7% (see Note 7).

Net loss from continuing operations increased to $1,163,710, or $0.09 per share, for the quarter ended March 31, 1999 from $187,518, or $0.02 per share for the quarter ended March 31, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

Cycomm completed the sale of its CSS subsidiary on June 21, 1999. For the quarter ended March 31, 1999, CSS lost $1,613,044 from operations, as compared to $969,799 in the prior period. Cycomm recorded a loss on the disposal of CSS of $1,535,643.

Cycomm completed the sale of its Val-Comm subsidiary on August 21, 1999. Income from discontinued operations from Val-Comm was $7,657 for the quarter ended March 31, 1999, as compared to $64,852 in the prior period.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 1999, the Company had cash and cash equivalents of $139,698.

In the three months ended March 31, 1999, cash provided by operations amounted to $238,133. Cash provided by investing activities during the three months ended March 31, 1999 totaled $24,120. Cash used in financing activities was $315,140 for the three months ended March 31, 1999. The Company decreased the amounts drawn on its bank credit lines in an amount of $289,677 during the three months ended March 31, 1999.

Cycomm's net working capital at March 31, 1999 was ($2,251,744) as compared to ($2,419,330) at December 31, 1998. The change in net working capital is a result of several factors. Cycomm reclassified $3,000,000 of convertible debentures from current to long term obligations, as the maturity date has been extended until May 1, 2000. Net assets of Cycomm's CSS subsidiary that were held for sale at December 31, 1998, decreased by $1,457,151 as a result of the sale. Additionally, accounts receivable decreased by $1,398,617 from December 31, 1998 to March 31, 1999 as a result of collections and write-offs of certain CSS receivables.

Cycomm is currently facing significant cash flow problems, which have slowed the production of the PCMobile product line and have caused revenues to decrease and losses to grow. Cycomm is addressing these problems with the sale of two of its subsidiaries, Cycomm Secure Solutions Inc. ("CSS") and
Val-Comm Inc.   The sale of CSS will eliminate a significant cash drain for the Company, as CSS lost over $4 million for the year ended December 31, 1998. Proceeds from the sale will be used to pay down the Company's secured line of credit and vendors. The sale of Val-Comm will generate cash which will be used primarily to fund PCMobile operations. In the event that one or both of these transactions are not completed or are unable to be completed on terms acceptable to management, the Company will consider further cost cutting measures, including the discontinuation of certain business segments, sale of assets or protection under Federal bankruptcy laws.

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

                                    CYCOMM INTERNATIONAL INC.




Date: July 25, 2000                 /s/ Albert I. Hawk
                                        Albert I. Hawk
                                        President and
                                        Chief Executive Officer






Date: July 25, 2000                 /s/ Robert M. Hutton
                                        Robert M. Hutton
                                        Vice President of Finance