Form 10-Q/A
period 1999-06-30
CYCOMM INTERNATIONAL INC
filed 2000-07-25
CIK 869979

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

TABLE OF CONTENTS
                                                                  Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................   3

            Condensed Consolidated Statements of Operations.......   4

            Condensed Consolidated Statements of Cash Flows.......   5

            Condensed Consolidated Statement of Stockholders' Equity 6

            Notes to Condensed Consolidated Financial Statements..   7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................   14

PART II - Other Information

Item 1.     Legal Proceedings.....................................   18

Item 2.     Changes in Securities.................................   18

Item 3.     Default Upon Senior Securities........................   18

Item 4.     Submission of Matters to a Vote of Security Holders...   18

Item 5.     Other Information.....................................   18

Item 6.     Exhibits and Reports on Form 8-K......................   19

Signatures  ......................................................   20

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                             June 30,     December 31,
                                               1999          1998
                                            (Restated)
ASSETS                                      (Unaudited)
Current assets:
 Cash and cash equivalents                     $4,734       $567,977
 Accounts receivable, less allowance for
  doubtful accounts of $144,000 and
  $61,000, respectively                       556,793      2,251,818
 Inventories, net of allowance for
  obsolete inventory of
  $88,748 and $172,096, respectively        1,621,130      1,772,861
 Net assets held for sale of
  discontinued operations:
   Cycomm Secure Solutions Inc.                   ---      1,457,151
 Net assets held for sale of
  discontinued operations:
   Val-Comm, Inc.                             479,382        374,913
 Deposits with suppliers                      283,449        283,449
 Other current assets                          56,295        123,562
                                            ---------      ---------
    Total current assets                    3,001,783      6,831,731

Fixed assets, net                             328,925        363,264
Goodwill, net                                 900,202      2,175,400

Other assets:
 Deferred financing costs, net                    ---         31,701
 Other                                         224,850       224,850
                                             ---------     ---------
                                            $4,455,760    $9,626,946
                                            ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                   $3,341,179     $2,191,026
 Accrued liabilities                          572,320        394,014
 Acquisition earn-out obligation              700,000        700,000
 Deferred revenue                             766,342        934,948
 Deposit held - Val-Comm sale                 188,000            ---
 Dividends payable on preferred stock           6,667         33,333
 Current portion of capital lease
  obligations                                   3,806         22,418
 Revolving credit facility                    914,022      1,959,545
 Current portion of notes payable and
  convertible debentures                          ---      3,015,777
                                            ---------      ---------
   Total current liabilities                6,492,336      9,251,061

Capital lease obligations, less current
 portion                                        9,477         10,826
Notes payable and convertible debentures,
 less current portion                       3,000,000            ---

Stockholders' equity:
Preferred Stock, $50,000 par value,
 unlimited authorized shares, 7
 and 8 shares issued and outstanding at
 June 30, 1999 and December 31, 1998,
 respectively                                 292,500        360,000
Common Stock, no par value, unlimited
 authorized shares, 12,492,928 and
 12,210,311 shares issued
 and outstanding at June 30, 1999 and
 December 31, 1998                          52,108,975     1,674,618
Notes receivable - stockholders                (74,680)      (68,912)
Accumulated deficit                        (57,372,848)  (51,600,647)
                                            ----------     ----------
  Total stockholders' equity                (5,046,053)      365,059
                                             ---------     ---------
                                            $4,455,760    $9,626,946
                                            ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998 (UNAUDITED)

                                    Three Months                  Six
                                        Ended                 Months Ended
                                 June 30,   June 30,     June 30,    June 30,
                                   1999       1998          1999        1998
                                (Restated)               (Restated)
Sales                            $443,637  $4,678,765   $1,903,993   $8,535,722
Cost of sales                     456,066   3,474,571    1,550,772    5,880,445
                                  -------   ---------    ---------    ---------
Gross profit                      (12,429)  1,204,194      353,221    2,655,277

Expenses
 Selling, general and
  administrative                1,173,049   1,064,465    2,092,067    2,340,869
 Research and product
  development                     175,854     178,232      354,139      293,047
 Depreciation and
  amortization                    127,591      87,138      445,034      325,320
                                ---------   ---------    ---------    ---------
                                1,476,494   1,329,835    2,891,240    2,959,236
                                ---------   ---------    ---------    ---------

Loss from Operations           (1,488,923)  (125,641)   (2,538,019)    (303,959)

Other Income (Expense)
 Interest income                    4,096     16,696         9,033       28,727
 Interest expense                 (80,978)   (94,982)     (200,529)    (194,276)
   Other income                       ---        ---           ---        1,508
                                   ------     ------       -------      -------
                                  (76,882)   (78,286)     (191,496)    (164,041)
                                  -------     ------      --------     --------
Loss from continuing
 operations                   $(1,565,805)  $(203,927)  $(2,729,515)  $(468,000)
                              ===========   =========   ===========   =========
Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.                    99,634      31,549       107,291      96,401
 Income (loss) from
  operations of discontinued
  operation Cycomm Secure
  Solutions, Inc.                     ---    (905,918)   (1,613,044) (1,799,162)
 Loss on disposal of
  discontinued operation:
  Cycomm Secure Solutions Inc.        ---         ---    (1,535,643)        ---
                                ---------   ---------     ---------   ---------

Net loss                       (1,466,171) (1,078,296)   (5,770,911) (2,170,761)
                               ==========  ==========    ==========  ==========
 Beneficial return on
  preferred shares                 (9,333)        ---        (9,333)        ---
                                ---------   ---------     ---------   ---------
Net loss attributable
 to common stockholders       $(1,475,504)$(1,078,296)  $(5,780,244)$(2,170,761)
                              =========== ===========   =========== ===========
Earnings Per Share
Loss per share from continuing
 operations                        ($0.13)     ($0.02)       ($0.22)     ($0.05)
Income (loss) per share from
 discontinued operations:
 Val-Comm Inc.                      $0.01       $0.00         $0.01       $0.01
Loss per share from
 discontinued operations:
 Cycomm Secure Solutions              ---      ($0.09)       ($0.13)     ($0.18)
Loss per share on disposal
 of  Cycomm Secure Solutions          ---         ---        ($0.12)        ---
Net loss per share attributable
 to beneficial return on
 preferred shares                   $0.00         ---        ($0.00)        ---
                                     ----        ----          ----        ----
Net loss per share attributable
to common shareholders             $(0.12)     $(0.10)       $(0.46)     $(0.21)
                                   ======      ======        ======      ======

Weighted average number of
 common shares outstanding     12,492,928   10,358,742    12,463,261 10,174,191
                               ==========   ==========    ========== ==========

    See accompanying notes to condensed consolidated financial statements.

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                                    Six Months Ended
                                                 June 30,       June 30,
                                                   1999           1998
                                                (Restated)
Operating activities
 Net loss from continuing operations           ($2,729,515)    ($468,000)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                  445,034       325,320
    Non-cash compensation                           88,000           ---
    Write-down of investments                          ---        50,000
 Change in operating assets and liabilities      3,201,486    (1,263,057)
                                                 ---------    ----------
 Cash provided by (used in) operating
  activities                                     1,005,005    (1,355,737)
                                                 ---------    ----------

Investing activities
 Acquisition of fixed assets                           ---         8,110
 Increase in notes receivable                       (4,000)      (50,000)
 Decrease in notes receivable                        2,000        46,249
 Other                                                 ---      (225,275)
                                                     -----       -------
 Cash used in investing activities                  (2,000)     (220,916)
                                                    ------      --------

Financing activities
 Issuance of common stock                              ---     1,620,000
 Issuance of preferred stock                       247,500       900,000
 Borrowings under revolving credit
  facility                                      (1,045,523)      494,613
 Repayment of notes payable                        (15,777)      (78,913)
 Deferred financing costs on convertible
  debentures                                           ---       (30,000)
 Repayment of obligations under capital
  leases                                            (7,229)      (14,637)
                                                   -------     ---------
 Cash (used in) provided by financing
  activities                                      (821,029)    2,891,063
                                                  --------     ---------

Discontinued operations
 Proceeds from sale of discontinued
  operation:
   Cycomm Secure Solutions Inc.                    800,000           ---
 Cash used in discontinued operation:
   Cycomm Secure Solutions Inc.                 (1,743,677)   (1,179,862)
 Proceeds from sale of discontinued
  operation: Val-Comm, Inc.                        188,000           ---
 Cash provided by discontinued
  operation: Val-Comm, Inc.                         10,458        32,466

 Decrease (increase) in cash and cash
  equivalents during the period                   (563,243)      167,014
 Cash and cash equivalents,  beginning of
  period                                           567,977       509,580
 Cash and cash equivalents, end of period           $4,734      $676,594

Supplemental cash flow information:
 Interest paid                                    $226,611      $373,867
 Income taxes paid                                $    ---      $    ---

Non-cash investing and financing
activities:
 Conversion of convertible debentures to
  common stock                                    $    ---      $273,970
 Conversion of preferred stock to common
  stock                                           $381,356      $257,671

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED JUNE 30, 1999
                         AND THE YEAR ENDED DECEMBER 31, 1998

                     Preferred   Preferred     Common      Common    Accumulated
                      Shares       Stock       Shares      Stock      Deficit

Balance,
December 31, 1997       ---          ---     9,816,877  47,491,611  (43,247,978)

Net Loss                                                             (8,296,049)
Issuance of common
 stock:
 Conversion of
  debentures            ---          ---       236,380     273,970          ---
 Private placement -
  common stock          ---          ---     1,870,000   2,895,750          ---
 Value of options
  issued to
  non-employees         ---          ---           ---     450,000          ---
Issuance of preferred
 stock:
 Private placement -
  preferred stock        20      900,000           ---         ---          ---
 Conversion of
  preferred stock       (12)    (540,000)      287,054     563,287
 Dividends on
  preferred stock       ---          ---           ---         ---      (56,620)
                       ----      -------    ----------   ---------   ----------
Balance,
December 31, 1998         8     $360,000    12,210,311 $51,674,618 $(51,600,647)
                       ====      =======    ==========  ==========   ==========

Net Loss                                                             (5,770,911)
Issuance of               6       247,500         ---          ---          ---
 preferred stock:
 Conversion of
  preferred stock        (7)     (315,000)    282,617      346,357          ---
 Value of options
  issued to non-
  employees             ---           ---         ---       88,000          ---
 Dividends on
  preferred stock       ---           ---         ---          ---       (1,290)
                       ----       -------  ----------   ----------   ----------
Balance,
June 30, 1999             7      $292,500  12,492,928   52,108,975 $(57,372,848)
                      =====       =======  ==========   ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1999

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of June 30, 1999 and for the periods ended June 30, 1999 and 1998, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The results for the quarter ended June 30, 1999 have been restated to reflect certain adjustments that were made during Cycomm's year-end audit. The restatements caused an increase in revenue of $101,562, an increase in gross margins of $111,348, an increase in operating expenses of $215,259, and an increase in net loss from continuing operations of $120,094. Loss from operations of discontinued operation: Cycomm Secure Solutions Inc. decreased by $225,022, and the estimated loss on disposal of Cycomm Secure Solutions Inc. increased by $36,348. Net loss for Cycomm decreased by $68,450. Earnings per share has changed as follows:

                           Three Months Ended           Six Months Ended
 Earnings per share     June 30,1999 June 30, 1999 June 30, 1999 June 30, 1999
                                       Originally                 Originally
                           Restated     Reported     Restated      Reported
Loss from continuing
 operations                 ($0.13)      ($0.12)       ($0.22)      ($0.20)
Income (loss) per share
 from discontinued
 operations: Val-Comm        $0.01       ($0.01)        $0.01       ($0.01)
Loss per share from
 discontinued operations:
 Cycomm Secure Solutions     $0.00       ($0.02)       ($0.13)      ($0.16)
Estimated loss per share
 on disposal of Cycomm
 Secure Solutions            $0.00       ($0.13)       ($0.12)      ($0.13)
                             -----       ------        ------       ------
Net loss per share          ($0.12)      ($0.25)       ($0.46)      ($0.48)
                            ======       ======        ======       ======

NOTE 2 - DISCONTINUED OPERATIONS

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

The results of operations for CSS are reported as discontinued operations for all periods presented. For the period ended March 4, 1999, the results of CSS included a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. for the three months ended June 30, 1999 and the six months ended June 30, 1999 are summarized as follows:

                         Three Months ended           Six Months ended
                       June 30,      June 30,    January 1, 1999   June 30,
                         1999          1998      to March 4, 1999    1998

Revenue               $   ---      $2,061,614     $1,837,889    $1,048,497
Cost of Sales             ---       2,093,086      1,354,200     1,032,878
                        -----       ---------      ---------     ---------
Gross profit (loss)       ---         (31,472)       483,689        15,619

Operating Expenses        ---       1,767,690      2,096,733       844,982
                        -----       ---------      ---------       -------
Net loss              $   ---     ($1,799,162)   ($1,613,044)    ($829,363)
                        =====       =========      =========       =======
Net loss per share    $  0.00          ($0.18)        ($0.13)       ($0.08)
                      =======          ======         ======        ======


The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. The Company recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss is a gain of $278,297 on the settlement of an operating lease obligation. Included in our accounts payable at June 30, 1999 are $1,310,837 of unpaid amounts due to vendors of CSS.

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


                          Three Months ended           Six Months ended
                          June 30,     June 30,      June 30,      June 30,
                            1999         1998          1999          1998

Revenue                    $461,093     $351,413      $792,601     $756,908
Cost of Sales               238,020      217,154       449,403      456,667
                            -------      -------       -------      -------
Gross profit (loss)         223,073      134,259       343,198      300,241

Operating Expenses          123,439      102,710       237,747      203,840
                            -------      -------       -------      -------
Net income                  $99,634     $ 31,549      $105,451     $ 96,401
                            =======      =======       =======      =======
Net income per share          $0.01        $0.00         $0.01        $0.01
                              =====        =====         =====        =====


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

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. Under the terms of the agreement, Cycomm could fulfill its obligation to the Seller if payments were made before certain dates as specified in the agreement. The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or
$1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule. Cycomm has recorded an accrued liability of $700,000 as of March 31, 1999. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of
$88,000.   The fair value of the warrants was recorded as an increase to goodwill.

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

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. Depreciation expense on the demonstration units was $40,689 and $64,050 for the quarters ended June 30, 1999 and 1998, respectively.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. Cycomm recognized revenue of $24,845 related to the shipment of Pentium units to customers in exchange for the 586 units for the quarter ended March 31, 1999. No Pentium units were shipped to customers in the quarter ended June 30, 1998.

NOTE 6 - INVENTORIES

The following is a summary of inventories at June 30, 1999 and December 31, 1998:

                                            June 30,     December 31,
                                              1999          1998

Raw materials                              $1,459,656      $990,954
Work in process and sub-assemblies            209,077       712,947
Finished goods                                 41,145       241,011
Allowance for obsolete inventory             (88,748)     (172,096)
                                            --------      --------
                                           $1,621,130    $1,772,816
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

NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $914,022 was outstanding at March 31, 1999. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts Cycomm from paying dividends in certain circumstances. In conjunction with this credit facility, Cycomm had a term loan in the amount of $568,000 collateralized by certain machinery and equipment. The interest rate on the term loan was prime plus 3%, and the loan was payable in equal installments of $15,777 per month through January 1, 2001. The balance of the term loan was repaid with the proceeds of Cycomm's sale of its Cycomm Secure Solutions Inc. subsidiary (See Note 2: Discontinued Operations).

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

NOTE 10 - SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

On June 21, 1999 the Company completed the sale of its secure computing segment, Cycomm Secure Solutions, Inc. ("CSS"). CSS had lost over $4 million in the year ended December 31, 1998, and lost an additional $1.6 million in the six months ended June 30, 1999, which caused a significant drain on the Company's cash resources. The operating results of CSS for the quarter and the six months ended June 30, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

Cycomm also entered into an agreement to sell its secure communications equipment subsidiary, Val-Comm Inc., in order to generate additional working capital, and to concentrate fully on the Company's core business, the PCMobile line of rugged computers. Val-Comm was sold to an investor located within its geographic region on August 21, 1999. Results of operations from Val-Comm have also been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended June 30, 1999 and June 30, 1998 and the six months ended June 30, 1999 and June 30, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Three Months Ended June 30, 1999 and June 30, 1998

Revenues for the three months ended June 30, 1998 were $443,637 as compared to revenues of $4,678,765 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the three months ended June 30, 1999 were $456,066 as compared to cost of sales of $3,474,571 for the prior period. Gross margins for the three months ended June 30, 1999 were (3%), which represents a decrease from 26% in the prior period. The negative gross margin in the current period is a result of the significant decrease in the volume of sales. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses increased to $1,476,494 for the period ended June 30, 1999 as compared to $1,329,835 in the prior period. Selling, general and administrative expenses increased $108,584 to $1,173,049 for the current period. Research and development costs were $175,854 for the quarter ended June 30, 1999, as compared to $178,232 in the prior period. The research and development expenses in the current period are related to engineering on the Pentium and Pentium II models of the PCMobile. Depreciation and amortization increased to $127,591 for the quarter ended June 30, 1999 as compared to $87,138 in the prior period.

Interest expense for the quarter ended June 30, 1999 was $80,978 as compared to $94,982 for the prior period. The decrease is primarily the result of the change in the interest rate on the convertible debentures from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $1,565,805, or $0.13 per share, for the quarter ended June 30, 1999 from $203,927, or $0.02 per share for the quarter ended June 30, 1998. The increase in net loss from continuing operations is primarily the result of the significant decrease in PCMobile sales and margins from the prior period.

The loss from discontinued operations from the Company's Cycomm Secure Solutions ("CSS") subsidiary was $905,918 for the quarter ended June 30, 1998. The sale of CSS was recognized in the quarter ended March 31, 1999.

Income from discontinued operations from the Company's Val-Comm subsidiary was $99,634 for the quarter ended June 30, 1999, an increase from $31,549 for the quarter ended June 30, 1998.

Six Months Ended June 30, 1999 and June 30, 1998

Revenues for the six months ended June 30, 1998 were $1,903,993 as compared to revenues of $8,535,722 for the prior period. The decrease in sales was a result of production shortfalls caused by inadequate resources available to the Company.

Cost of sales for the six months ended June 30, 1999 were $1,550,772 as compared to cost of sales of $5,880,445 for the prior period. Gross margins for the six months ended June 30, 1999 were 19%, which represents a decrease from 31% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $2,891,240 for the six months ended June 30, 1999 as compared to $2,959,236 in the prior period. Selling, general and administrative expenses decreased $248,802 to $2,092,067 for the current period. This decrease is mainly the result of management headcount reductions and reductions in facilities costs. Research and development costs increased to $354,139 as compared to $293,047 in the prior period. The research and development expenses in the current period relate to engineering of the Pentium and Pentium II models of the PCMobile. Depreciation and amortization increased to $445,034 for the six months ended June 30, 1999 as compared to $325,320 in the prior period, with the difference being the result of depreciation of demonstration units.

Interest expense for the six months ended June 30, 1999 was $200,529 as compared to $194,276 for the prior period.

Net loss from continuing operations increased to $2,729,515, or $0.22 per share, for the six months ended June 30, 1999 from $468,000, or $0.05 per share for the six months ended June 30, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Company's reductions in selling, general and administrative expenses.

The loss from discontinued operations from the Company's Cycomm Secure Solutions subsidiary was $1,613,044 for the six months ended June 30, 1999, as compared to $1,799,162 in the prior period. Included in the loss for the period ended June 30, 1999 is a write-off of goodwill of $1,220,190. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

Income from discontinued operations from the Company's Val-Comm subsidiary was $107,291 for the six months ended June 30, 1999 as compared to $96,401 in the prior period.

Liquidity and Capital Resources

The Company has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 1999, the Company had cash and cash equivalents of $4,734.

In the six months ended June 30, 1999, cash provided by operations was $1,005,005. Cash used in investing activities during the six months ended June 30, 1999 totaled $2,000. Cash used in financing activities was $821,029 for the six months ended June 30, 1999. The Company decreased the amounts drawn on its bank credit lines in an amount of $1,045,523 during the six months ended June 30, 1999.

The Company's net working capital at June 30, 1999 was ($3,490,553) as compared to ($2,419,330) at December 31, 1998. Trade accounts payable increased by $1,150,153 to $3,341,179 at June 30, 1999.

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

The sale of the Company's Cycomm Secure Solutions Inc. ("CSS") subsidiary has eliminated a significant cash drain for the Company, as CSS lost over $4 million for the year ended December 31, 1998 and lost $1,613,044 in the six months ended June 30, 1999. Proceeds from the sale of CSS were used to pay down the Company's secured line of credit. The sale of the Company's Val-Comm subsidiary will generate cash which will be used primarily to fund PCMobile operations.

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