Form 10-Q/A
period 1999-09-30
CYCOMM INTERNATIONAL INC
filed 2000-07-25
CIK 869979

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

As of November 1, 1999, the Registrant had 16,182,696 shares of Common Stock outstanding.

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

             CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
            AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                             September 30,    December 31,
                                                 1999             1998
                                              (Restated)
ASSETS                                       (Unaudited)
Current assets:
 Cash and cash equivalents                     $509,412         $567,977
 Accounts receivable, less allowance for
  doubtful accounts of $144,000 and
  $61,000, respectively                         609,380        2,251,818
 Inventories, net of allowance for
  obsolete inventory of
  $94,501 and $172,096, respectively          1,619,548        1,772,861
 Net assets held for sale of
  discontinued operations:
  Cycomm Secure Solutions Inc.                      ---        1,457,151
 Net assets held for sale of
  discontinued operations:
  Val-Comm, Inc.                                    ---          374,913
 Deposits with suppliers                        283,449          283,449
 Other current assets                           304,256          123,562
                                              ---------        ---------
  Total current assets                        3,326,045        6,831,731

Fixed assets, net                               310,335          363,264
Goodwill, net                                   858,802        2,175,400

Other assets:
 Deferred financing costs, net                     ---            31,701
 Other                                         224,850           224,850
                                             ---------         ---------
                                            $4,720,032        $9,626,946
                                            ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                    $3,013,146        $2,191,026
 Accrued liabilities                           561,324           394,014
 Acquisition earn-out obligation               700,000           700,000
 Deferred revenue                              766,342           934,948
 Dividends payable on preferred stock           31,603            33,333
 Current portion of capital lease
  obligations                                   2,864            22,418
 Revolving credit facility                    642,129         1,959,545
 Current portion of notes payable and
  convertible debentures                          ---         3,015,777
                                            ---------         ---------
    Total current liabilities               5,717,408         9,251,061

Capital lease obligations, less current
  portion                                       8,770            10,826
Notes payable and convertible debentures,
  less current portion                      3,500,000               ---

Stockholders' equity:
Preferred Stock, $50,000 par value,
  unlimited authorized shares,
  13 and 8 shares issued and outstanding at
  September 30, 1999 and December 31,
  1998, respectively                          564,750           360,000
Common Stock, no par value, unlimited
  authorized shares, 14,932,696 and
  12,210,311 shares issued
  and outstanding at September 30, 1999
  and December 31, 1998                     53,071,444       51,674,618
Notes receivable - stockholders                (76,596)         (68,912)
Accumulated deficit                        (58,065,744)     (51,600,647)
                                            ----------       ----------
  Total stockholders' equity                (4,506,146)         365,059
                                            ----------       ----------
                                            $4,720,032       $9,626,946
                                            ==========       ==========

    See accompanying notes to condensed consolidated financial statements.

                       CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30,1998 (UNAUDITED)
                              Three Months                  Nine Months
                                 Ended                         Ended
                       September 30, September 30,  September 30,  September 30,
                           1999            1998           1999           1998
                        (Restated)                     (Restated)
Sales                     $219,822     $3,099,845     $2,123,815    $11,635,567
Cost of sales              186,297      2,562,542      1,737,069      8,442,987
                           -------      ---------      ---------      ---------
Gross profit                33,525        537,303        386,746      3,192,580

Expenses
 Selling, general and
  administrative           755,386        754,827      2,847,453      3,095,696
 Research and product
  development              103,118        308,818        457,257        601,865
 Depreciation and
  amortization              86,826        177,850         531,860       503,170
                           -------      ---------       ---------     ---------
                           945,330      1,241,495       3,836,570     4,200,731
                           -------      ---------       ---------     ---------

Loss from Operations      (911,805)      (704,192)     (3,449,824)   (1,008,151)

Other Income (Expense)

 Interest income             1,661         19,239          10,694        47,966
 Interest expense         (138,207)      (129,055)       (338,736)     (323,331)
 Other income              110,000            ---         110,000         1,508
                           -------        -------         -------       -------
                           (26,546)      (109,816)       (218,042)     (273,857)

Loss from continuing
 operations              ($938,351)     ($814,008)    ($3,667,866)  ($1,282,008)

Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.              4,872         (2,374)        112,163        94,027
 Gain on disposal of
  Val-Comm Inc.            265,746            ---         265,746           ---
 Income (loss) from
  operations of
  discontinued operation
  Cycomm Secure
  Solutions, Inc.              ---       (666,843)     (1,613,044)   (2,466,005)
 Loss on disposal of
  Cycomm Secure Solutions      ---            ---      (1,535,643)          ---
                           -------      ---------       ---------     ---------

Net loss                  (667,733)   $(1,483,225)    ($6,438,644)  ($3,653,986)

Beneficial return on
 preferred shares          (54,333)           ---         (63,666)          ---
                           -------      ---------       ---------    ----------
Net loss attributable
 to common stockholders  $(722,066)   $(1,483,225)    ($6,502,310)  ($3,653,986)
                         =========    ===========     ===========   ===========

Earnings Per Share
Loss per share from
 continuing operations      ($0.07)        ($0.07)         ($0.29)       ($0.12)
Income per share from
 discontinued operations:
 Val-Comm Inc.               $0.00          $0.00           $0.01         $0.01
Income per share on
 disposal of Val-Comm Inc.   $0.02          $0.00           $0.02         $0.00
Loss per share from
 discontinued operations:
 Cycomm Secure
 Solutions Inc.              $0.00         ($0.06)         ($0.13)       ($0.23)
Loss per share on disposal
 of Cycomm Secure
 Solutions Inc.              $0.00          $0.00          ($0.12)        $0.00
Net loss per share
 attributable to
 beneficial return on
 preferred shares            $0.00          $0.00           $0.00         $0.00
                             -----          -----           -----         -----
Net Loss Per Share          ($0.05)        ($0.13)         ($0.51)       ($0.35)
                            ======         ======          ======        ======
Weighted average number
 of common shares
 outstanding            13,345,435     11,193,903      12,760,550    10,517,830
                        ==========     ==========      ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                             (Unaudited)
                                                Nine Months Ended
                                             September 30,     September 30,
                                                 1999              1998
                                              (Restated)
Operating activities
  Net loss from continuing operations        (3,667,866)        (1,282,008)
 Adjustments to reconcile net loss to
  net cash
   Provided by operating activities:
   Depreciation and amortization                531,861            503,129
   Non-cash compensation                         88,000                ---
   Write-down of investments                        ---             50,000
 Change in operating assets and
  liabilities                                 2,643,811            906,254
                                              ---------            -------
 Cash (used in) provided by operating
  activities                                   (404,194)           177,375
                                              ---------            -------

Investing activities
 Acquisition of fixed assets                        ---           (261,186)
 Increase in notes receivable                    (4,000)           (50,000)
 Decrease in notes receivable                     2,000             46,249
 Proceeds from sale of marketable
  securities                                    361,260                ---
 Other                                              ---           (102,000)
                                                -------            -------
  Cash provided by (used in) investing
  activities                                    359,260           (366,937)
                                                -------           --------

Financing activities
 Issuance of common stock                       999,329          1,991,250
 Issuance of preferred stock                    516,000            900,000
 Borrowings under revolving credit
  facility                                   (1,317,416)          (454,605)
 Borrowings under convertible debentures        500,000                ---
 Repayment of notes payable                     (15,777)          (315,568)
 Deferred financing costs on convertible
  debentures                                        ---            (30,000)
 Repayment of obligations under capital
  leases                                         (8,878)           (18,586)
 Cash provided by (used in) financing
  activities                                    673,258          2,072,491

Discontinued operations
 Proceeds from sale of discontinued
  operation: Cycomm Secure
  Solutions Inc.                                800,000               ---
 Cash used in discontinued operation:
  Cycomm Secure Solutions Inc.               (1,743,677)       (1,718,157)
 Proceeds from sale of discontinued
  operation: Val-Comm Inc.                      188,000               ---

 Cash provided by (used in) discontinued
  operation: Val-Comm                            68,788           (34,239)

 Increase (decrease) in cash and cash
  equivalents during the period                 (58,565)          130,533

 Cash and cash equivalents, beginning of
  period                                        567,977           509,580
 Cash and cash equivalents, end of period       509,412           640,113
Supplemental cash flow information:
 Interest paid                                 $280,749          $563,538
 Income taxes paid                                  ---               ---

Non-cash investing and financing
 activities:
 Conversion of convertible debentures to
  common stock                                      ---          $278,625
 Conversion of preferred stock to common
  stock                                        $346,590          $623,288

See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE UNAUDITED PERIOD ENDED SEPTEMBER 30, 1999
                         AND THE YEAR ENDED DECEMBER 31, 1998

                    Preferred   Preferred     Common      Common    Accumulated
                     Shares       Stock       Shares      Stock      Deficit

Balance,
 December 31, 1997      ---          ---    9,816,877   47,491,611  (43,247,978)

Net Loss                                                             (8,296,049)
Issuance of
 common stock:
 Conversion of
  debentures            ---          ---      236,380      273,970          ---
 Private placement -
   Common stock         ---          ---    1,870,000    2,895,750          ---
 Value of options
  issued to
  non-employees         ---          ---          ---      450,000          ---
Issuance of
 preferred stock:
  Private placement -
   Preferred stock       20      900,000          ---          ---          ---
 Conversion of
  preferred stock       (12)    (540,000)     287,054      563,287
 Dividends on
  preferred stock       ---          ---          ---          ---      (56,620)
                       ----      -------   ----------   ----------   ----------
Balance,
 December 31, 1998        8     $360,000   12,210,311  $51,674,618 $(51,600,647)
                       ====      =======   ==========  ===========  ===========

Net Loss                                                             (6,438,644)
Issuance of
 common stock:
  Private placement -
   Common stock         ---          ---    1,751,907      965,986          ---
Issuance of
 preferred stock:
 Issuance - Series C
  preferred stock         6       247,500         ---          ---          ---
 Issuance - Series D
  preferred stock         6       268,500         ---          ---          ---
 Shares held in
  escrow for issuance
  upon conversion of
   Series D preferred
   stock                ---          ---      600,000          ---          ---
 Reversal of
  conversion
  of Series B             1        45,000     (21,745)     (46,753)
  preferred stock
 Conversion of           (8)     (356,250)    392,223      389,593          ---
  preferred stock
 Value of options
  issued to
  non-employees          ---          ---        ---       88,000           ---
 Dividends on
  preferred stock        ---          ---        ---          ---       (26,453)
                        ----      ------- ----------   ----------    ----------
Balance,
 September 30, 1999       13     $564,750 14,932,696  $53,071,444  $(58,065,744)
                       =====     ======== ==========  ===========   ===========


    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1999

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of September 30, 1999 and for the periods ended September 30, 1999 and 1998, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The results for the quarter ended September 30, 1999 have been restated to reflect certain adjustments that were made during Cycomm's year-end audit. The restatements caused an increase in revenue of $750, a decrease in gross margins of $9,705, an increase in operating expenses of $125,756, and an increase in net loss from continuing operations of $30,877. Earnings per share has changed as follows:

                       Three Months Ended                 Nine Months Ended
Earnings per share  September 30, September 30,   September 30,   September 30,
                        1999         1999            1999             1999
                                   Originally                      Originally
                     Restated       Reported       Restated        Reported
Loss from
continuing
operations            ($0.07)        ($0.07)        ($0.29)         ($0.27)
Income (loss)
 per share from
 discontinued
 operations:
 Val-Comm              $0.00          $0.00          $0.01           $0.01
Income per share
 on disposal of
 Val-Comm              $0.02          $0.02          $0.02           $0.02
Loss per share
 from discontinued
 operations:
 Cycomm Secure
 Solutions             $0.00          $0.00         ($0.13)         ($0.15)
Loss per share on
 disposal of
 Cycomm Secure
 Solutions             $0.00          $0.00         ($0.12)         ($0.02)
                       -----          -----         ------          ------
Net loss per share    ($0.05)        ($0.05)        ($0.51)         ($0.52)
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

The results of operations for CSS are reported as discontinued operations for all periods presented. For the period ended March 4, 1999, the results of CSS included a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. for the three months ended September 30, 1999 and the nine months ended September 30, 1999 are summarized as follows:

                        Three Months ended            Nine Months ended
                        Sept. 30,   Sept.30,    January 1, 1999   Sept. 30,
                          1999        1998      to March 4, 1999    1998

Revenue                    ---    $1,022,296        $1,837,889   $3,083,910
Cost of Sales              ---       811,171         1,354,200    2,904,257
                         -----       -------         ---------    ---------
Gross profit (loss)        ---       211,125           483,689      179,653
                         =====       =======         =========    =========

Operating Expenses         ---       877,968         2,096,733    2,645,658
                        ------      --------        ----------   ----------
Net loss                   ---     $(666,843)      ($1,613,044) $(2,466,005)
                        ======       =======        ==========    =========
Net loss per share      ($0.00)      ($0.06)            ($0.13)      ($0.23)
                        ======       ======             ======       ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. The Company recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss is a gain of $278,297 on the settlement of an operating lease obligation. Included in our accounts payable at September 30, 1999 are $1,310,837 of unpaid amounts due to vendors of CSS.

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

                         Three Months ended          Nine Months ended
                        Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                          1999         1998          1999         1998

Revenue                 $209,132     $308,412    $1,001,733   $1,065,320
Cost of Sales            121,107      194,082       570,510      650,749
                         -------      -------       -------      -------
Gross profit (loss)       88,025      114,330       431,223      414,571

Operating Expenses        83,153      116,704       319,060      320,544
                          ------      -------       -------      -------
Net income                $4,872      $(2,374)     $112,163      $94,027
                          ======      =======       =======      =======
Net income per share       $0.00       ($0.00)        $0.01        $0.01
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

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock is being sold by an independent third party, with the proceeds paid to Cycomm. As of September 30, 1999 Cycomm has received proceeds of $361,260 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $200,740 as of September 30, 1999. See Note 9: Subsequent Events for further detail of the sale of Val-Comm.

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

NOTE 5 - DEFERRED REVENUE

Cycomm recorded deferred revenue related to sales in which customers were shipped PCMobiles with 586 processors (the "586s") to be used until PCMobiles with Pentium processors (the "Pentiums") became available. At the time the shipments were made, Cycomm was still in the process of developing the Pentium PCMobile, however the customers agreed to take 586s until Cycomm was able to deliver Pentiums. The customers paid the full price for Pentiums at the time of the shipment, which was recorded as deferred revenue. When the Pentiums became available, the customers could trade in the 586s for Pentiums at no additional charge. The customers retained the right to return the 586s at any time before they received the Pentiums. Upon the return of the 586s, the customers would be entitled to a full refund, and the entire sale would be cancelled.

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. No depreciation related to demonstration units was recorded in the quarter ended September 30, 1999. Depreciation expense of $64,050 related to demonstration units was recorded in the quarter ended September 30, 1998.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. No Pentium units were shipped to customers in the quarters ended September 30, 1999 and September 30, 1998.

NOTE 6 - INVENTORIES

The following is a summary of inventories at September 30, 1999 and December 31, 1998:

                                          September 30,   December 31,
                                              1999            1998

Raw materials                              $1,269,317      $990,954
Work in process and sub-assemblies            279,251       712,947
Finished goods                                165,481       241,011
Allowance for obsolete inventory             (94,501)     (172,096)
                                            --------     ---------
                                           $1,619,548    $1,772,816
                                           ==========    ==========


NOTE 7 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

The Company has a revolving credit facility from a lender under which the Company may, at its option, borrow and repay amounts up to a maximum of $4,000,000, of which $642,129 was outstanding at September 30, 1999. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by trade accounts receivable and inventory and restricts Cycomm from paying dividends in certain circumstances. In conjunction with this credit facility, Cycomm had a term loan in the amount of $568,000 collateralized by certain machinery and equipment. The interest rate on the term loan was prime plus 3%, and the loan was payable in equal installments of $15,777 per month through January 1, 2001. The balance of the term loan was repaid with the proceeds of Cycomm's sale of its Cycomm Secure Solutions Inc. subsidiary (See Note 2: Discontinued Operations). As of September 30, 1999, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $276,127. This was a result of accounts receivable being disallowed as collateral by the lender because certain invoices were over 90 days past due. As of November 15, 1999, the Company was in compliance with the terms of its loan agreement.

As of September 30, 1999, the Company has outstanding a total of $3,000,000 in convertible debentures which are convertible at the option of the holders into common stock of the Company. The original date of maturity for the convertible debentures was February 28, 1999, however, the Company obtained an extension of the maturity date until March 31, 1999. Effective as of March 31, 1999, the Company entered into a new agreement with the holders of the debentures, which amended the terms of the note and extended the maturity
date to May 1, 2000.   Pursuant to the terms of the new debenture, the
interest rate on the convertible debentures has been lowered from 12% per annum to 7% per annum. The debentures are convertible at the market price of Cycomm's common stock, provided that the market price is not below $0.50 per share at the time of conversion. The holders of the debentures cannot convert more than 5% of the outstanding debentures until after August 1, 1999, 10% until after November 1, 1999, 15% until after February 1, 2000 and the balance until after May 1, 2000.

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

Common Stock

The issued common stock of the Company consisted of 14,332,696 and 12,210,311 shares as of September 30, 1999 and December 31, 1998, respectively. Basic loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share was equal to basic loss per share in each of the periods presented as the effect of potentially dilutive securities was anitdilutive.

During the quarter ended September 30, 1999, Cycomm was able to raise additional working capital through the issuance of its common stock in private equity placements. On July 6, 1999, Cycomm issued 500,000 restricted shares of its common stock in a private equity placement for net proceeds of $296,700. On August 4, 1999, Cycomm issued 462,856 restricted shares of its common stock in a private equity placement for net proceeds of $217,142. On September 17, 1999, Cycomm issued 250,000 shares of common stock for net proceeds of $125,000. On September 30, 1999, Cycomm issued 333,334 restricted shares of its common stock in a private equity placement for net proceeds of $250,000.

Additionally, Cycomm issued 205,717 restricted shares of its common stock in a private equity placement to relieve an obligation of $77,144.

Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into Cycomm's common stock. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion.
In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. In the nine months ended September 30, 1999, 7 shares of Series B preferred stock were converted into 282,617 shares of common stock. In the quarter ended September 30, 1999, Cycomm also reversed an earlier conversion of 1 share of preferred stock, canceling the 21,745 shares of common stock that had previously been issued. As of September 30, 1999, 18 shares of Series B preferred stock have been converted into 547,926 shares of common stock, and 2 shares of Series B preferred stock are outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock is convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder can convert 50% of its preferred shares after four months from the issuance date, and the balance after nine months from the issuance date. The conversion price is the lesser of $0.63, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 15% over the conversion price. On September 27, 1999, 1 share of Series C preferred stock was converted into 109,606 shares of common stock. As of September 30, 1999, 2 shares of Series C preferred stock were eligible for conversion.

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

Cycomm completed the sale of its secure communications equipment subsidiary, Val-Comm Inc. to an Albuquerque, NM businessman on August 21, 1999. Val-Comm had been profitable in 1998, and had net income of $112,163 prior to the date of sale. Results of operations from Val-Comm have been excluded from results from continuing operations, and are classified separately on the income statement.

The results of continuing operations for the quarters ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30, 1998 reflect only the results of the Company's PCMobile product line and the results of the parent company.

Three Months Ended September 30, 1999 and September 30, 1998

Revenues for the three months ended September 30, 1999 were $219,822 as
compared to revenues of   $3,099,845 for the prior period.  The decrease in
sales was a result of reduced production of PCMobile units caused primarily by limited financial resources available to the Company. The backlog of orders for PCMobile units was $6 million as of November 1, 1999.

Cost of sales for the three months ended September 30, 1999 were $186,297 as compared to cost of sales of $2,562,542 for the prior period. Gross margins for the three months ended September 30, 1999 were 15%, which represents a slight decrease from 17% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $945,330 for the period ended September 30, 1999 as compared to $1,241,495 in the prior period. Selling, general and administrative expenses were $755,386, as compared to $754,827 for the current period. Research and development costs decreased by $205,700 to $103,118 as a result of reductions in R&D headcount and a reduction in the funds allocated to the R&D department. Depreciation and amortization decreased to $86,826 for the quarter ended September 30, 1999 as compared to $177,850 in the prior period. The decrease is the result of the depreciation of PCMobile demonstration units in the quarter ended September 30, 1998.

Interest expense for continuing operations for the quarter ended September 30, 1999 was $138,207 as compared to $129,055 for the prior period. The increase in interest expense for continuing operations is a result of a restructuring of Cycomm's line of credit. In quarter ended September 30, 1998, interest on the revolving line of credit was allocated between the Company's mobile computing and secure computing subsidiaries. Following the Company's June 21, 1999 sale of its secure computing subsidiary, all interest expense on the revolving line of credit was allocated to the company's mobile computing subsidiary. The increase in interest expense on Cycomm's revolving line of credit is offset by the reduction in the interest rate on the convertible debentures from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $938,351 or $0.07 per share, for the quarter ended September 30, 1999 from $814,008, or $0.07 per share for the quarter ended September 30, 1998. The increase in net loss from continuing operations is primarily the result of the significant decrease in PCMobile sales from the prior period.

The sale of the Cycomm Secure Solutions subsidiary was recognized in the quarter ended March 30, 1999, and therefore had no income statement effect in the quarter ended September 30, 1999. The net loss of Cycomm Secure for the quarter ended September 30, 1998 was $666,843.

Income from discontinued operations from the Company's Val-Comm subsidiary was $4,872 for the period ended August 21, 1999, the date of the sale of Val-Comm, as compared to a net loss of ($2,374) for the period ended September 30, 1998. Cycomm recognized a gain on the disposal of Val-Comm Inc. of $265,746 in the quarter ended September 30, 1999.

Nine Months Ended September 30, 1999 and September 30, 1998

Revenues for the nine months ended September 30, 1999 were $2,123,815 as compared to revenues of $11,635,567 for the prior period. The decrease in sales was a result of reduced production of PCMobile units caused primarily by limited financial resources available to the Company.

Cost of sales for the nine months ended September 30, 1999 were $1,737,069 as compared to cost of sales of $8,442,987 for the prior period. Gross margins for the nine months ended September 30, 1999 were 18%, which represents a decrease from 27% in the prior period. The decrease in gross margins is directly attributable to the decrease in sales volume from the prior period. Cycomm's targeted range for its gross margins is between 30% and 40%. However, lower levels of production cause manufacturing overhead to be spread over fewer products, which increases the cost of production per unit and lowers margins.

Operating expenses decreased to $3,836,570 for the nine months ended September 30, 1999 as compared to $4,200,731 in the prior period. Selling, general and administrative expenses decreased to $2,847,453 for the nine months ended September 30, 1999, as compared to $3,095,696 for the current period. This decrease is mainly the result of reductions in management headcount, manufacturing headcount and reductions in facilities costs. Research and development costs decreased to $457,257 as compared to $601,865 in the prior period. The decrease in research and development expenses is mainly the result of headcount and other reductions made in the quarter ended September 30, 1999. Depreciation and amortization was $531,860 for the nine months ended September 30, 1999 as compared to $503,170 in the prior period.

Interest expense for continuing operations for the nine months ended September 30, 1999 was $338,736 as compared to $323,331 for the prior year. The increase in interest expense for continuing operations is a result of a restructuring of Cycomm's line of credit. In nine months ended September 30, 1998, interest on the revolving line of credit was allocated between the Company's mobile computing and secure computing subsidiaries. Following the Company's June 21, 1999 sale of its secure computing subsidiary, all interest expense on the revolving line of credit was allocated to the company's mobile computing subsidiary. The increase in interest expense on Cycomm's revolving line of credit is offset by the reduction in the interest rate on the convertible debentures from 12% to 7%. (see Note 7).

Net loss from continuing operations increased to $3,667,866, or $0.29 per share, for the nine months ended September 30, 1999 from $1,282,008, or $0.12 per share for the nine months ended September 30, 1998. The increase in net loss from continuing operations is a result of the significant decrease in PCMobile sales and margins from the prior period, offset by the Cycomm's reductions in selling, general and administrative expenses.

The loss from discontinued operations from the Company's Cycomm Secure Solutions ("CSS") subsidiary was $1,613,044 for the nine months ended September 30, 1999, as compared to $2,466,005 in the prior period. The 1999 results are for the period ended March 4, 1999, the date of the decision to sell the assets of CSS. Prior to the date of sale, production was decreased and certain cost reductions were made. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

Income from discontinued operations from the Company's Val-Comm subsidiary was $112,163 for the nine months ended September 30, 1999 as compared to $94,027 in the prior period. The 1999 results are for the period ended August 21, 1999, the date of the sale of Val-Comm. Cycomm recognized a gain of $265,746 on the disposal of Val-Comm Inc.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 1999, the Company had cash and cash equivalents of $509,412.

In the nine months ended September 30, 1999, cash used in operations amounted to $404,194. Cash provided by investing activities during the nine months ended September 30, 1999 totaled $359,260, which was comprised of $361,260 from the sale of marketable securities related to the sale of Cycomm's Val-Comm subsidiary, offset by a net of $2,000 used in notes receivable activity. Cash provided by financing activities was $673,258 for the nine months ended September 30, 1999. Cycomm obtained cash totaling $999,329 as a result of five separate private equity placements of its common stock. Additionally, in the nine months ended September 30, 1999, Cycomm obtained $247,500 from the issuance of its Series C preferred stock, and $268,500 from the issuance of its Series D preferred stock. Cycomm issued a convertible debenture during the nine months ended September 30, 1999 for total proceeds of $500,000. Cycomm had a net decrease of $1,317,416 in borrowings under the secured credit facility in the nine months ended September 30, 1999.

The Company's net working capital increased to ($2,391,363) at September 30, 1999, from ($2,419,330) at December 31, 1998 as a result of several factors. Cycomm reclassed $3,000,000 of convertible debentures from short term to long term liabilities, and reduced amounts borrowed on its revolving credit facility by $1,317,416. Cycomm's production levels decreased significantly from 1998 due to limited financial resources available to the Company. As a result, cash on hand decreased $58,565, accounts receivable decreased $1,642,438 and inventories decreased $153,313 from December 31, 1998 to September 30, 1999. Additionally, in the nine months ended September 30, 1999 Cycomm sold its Cycomm Secure Solutions ("CSS") subsidiary in an asset sale transaction. The assets of CSS had a carrying value of $2,333,779 and were sold for gross proceeds of $800,000. Proceeds of the sale were used to pay down a portion of the Company's revolving line of credit. As of September 30, 1999 the Company carried liabilities related to its CSS subsidiary of $1,310,837.

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