Form 10-Q
period 2000-06-30
CYCOMM INTERNATIONAL INC
filed 2000-08-21
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ______________ to _______________

Commission file number:     1-11686

                             CYCOMM INTERNATIONAL INC.
         (Exact name of small business issuer as specified in its charter)

           Wyoming                                     54-1779046
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

As of August 1, 2000, the Registrant had 27,545,982 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                  Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................   3

            Condensed Consolidated Statements of Operations.......   4

            Condensed Consolidated Statements of Cash Flows.......   6

            Condensed Consolidated Statement of Stockholders'
            Equity................................................   7

            Notes to Condensed Consolidated Financial Statements..   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation....................   16

PART II - Other Information

Item 1.     Legal Proceedings.....................................   19

Item 2.     Changes in Securities.................................   19

Item 3.     Default Upon Senior Securities........................   19

Item 4.     Submission of Matters to a Vote of Security Holders...   19

Item 5.     Other Information.....................................   19

Item 6.     Exhibits and Reports on Form 8-K......................   20

Signatures  ......................................................   21

                 CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                     June 30,       December 31,
                                                       2000             1999
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalents                            $626,313         $22,867
 Accounts receivable, less allowance for doubtful
  accounts of $189,000 and $254,000, respectively      458,976       1,200,771
 Inventories, net of allowance for obsolete
  inventory of $138,893 and $131,339, respectively   1,251,088         844,057
 Deposits with suppliers                               303,393         283,449
 Other current assets                                  344,220         293,445
                                                    ----------       ---------
   Total current assets                              2,983,990       2,644,589

Fixed assets, net                                      259,299         269,780

Other assets                                             8,243          30,648
                                                    ----------      ----------
                                                    $3,251,532      $2,945,017
                                                    ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                              $507,229     $2,416,883
 Accrued liabilities                                   414,641        692,324
 Acquisition earn-out obligation                       500,000        700,000
 Deferred revenue                                          ---        770,122
 Dividends payable on preferred stock                   80,685         33,575
 Current portion of capital lease obligations            3,185          2,785
 Revolving credit facility                             552,986        915,104
                                                     ---------      ---------
   Total current liabilities                         2,058,726      5,530,793


Capital lease obligations, less current portion          6,511          8,041

Convertible debentures                                     ---      3,500,000

Stockholders' equity:
Series B Preferred Stock, $50,000 par value,
 unlimited authorized shares, 2 shares issued
 and outstanding at June 30, 2000 and
 December 31, 1999                                      90,000         90,000
Series C Preferred Stock, $50,000 par value,
 unlimited authorized shares, no shares and 5
 shares issued and outstanding at June 30, 2000
 and December 31, 1999                                     ---        206,250
Series E Preferred Stock, $100,000 par value,
 unlimited authorized shares, 30 shares and no
 shares issued and outstanding at June 30, 2000
 and December 31, 1999                               1,000,000            ---
Common Stock, no par value, unlimited authorized
 shares, 27,014,475 and 16,807,696 shares issued
 and outstanding at June 30, 2000 and
 December 31, 1999                                  61,357,963      54,315,402
Notes receivable - stockholders                        (62,918)        (60,511)
Accumulated deficit                                (61,198,750)    (60,644,958)
                                                   -----------     -----------
      Total stockholders' equity                     1,186,295      (6,093,817)
                                                   -----------     -----------
                                                    $3,251,532      $2,945,017
                                                   ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED)
                                     Three Months             Six Months
                                        Ended                    Ended
                                June 30,      June 30,   June 30,     June 30,
                                  2000          1999       2000         1999
Sales                         $1,415,746     $443,637   $2,712,994   $1,903,993
Cost of sales                    866,902      456,066    1,971,646    1,550,772
                              ----------     --------    ---------    ---------
Gross profit                     548,844      (12,429)     741,348      353,221

Expenses
 Selling, general and
  administrative                 934,316    1,173,049    1,743,781    2,092,067
 Research and product
  development                    180,780      175,854      374,642      354,139
 Depreciation and
  amortization                    24,993      127,591       55,120      445,034
                               ---------    ---------    ---------    ---------
                               1,140,089    1,476,494    2,173,543    2,891,240
                               ---------    ---------    ---------    ---------

Loss from Operations            (591,245)  (1,488,923)  (1,432,195)  (2,538,019)

Other Income (Expense)
 Interest income                  10,985        4,096       30,045        9,033
 Interest expense                (94,771)     (80,978)    (208,542)    (200,529)
 Other income                      4,585          ---        4,585          ---
                                --------     --------    ---------    ---------
                                 (79,201)     (76,882)    (173,912)    (191,496)
                                --------     --------    ---------    ---------
Loss from continuing
 operations                    $(670,446) $(1,565,805) $(1,606,107) $(2,729,515)
                               =========  ===========  ===========  ===========

Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.                       ---      99,634          ---      107,291
 Income (loss) from operations of
  discontinued operation
  Cycomm Secure Solutions, Inc.       ---         ---          ---   (1,613,044)
 Loss on disposal of discontinued
  operation:
  Cycomm Secure Solutions Inc.        ---         ---          ---   (1,535,643)
 Gain on dissolution of
  discontinued operation:
  Cycomm Secure
  Solutions, Inc.               1,119,273         ---    1,119,273          ---
                                ---------   ---------    ---------    ---------

Net income (loss)                 448,827  (1,466,171)    (486,834)  (5,770,911)
                                =========   =========    =========    =========

 Beneficial return on preferred
  shares                              ---      (9,333)          ---      (9,333)
                                 --------  ----------      --------  ----------
Net income (loss) attributable to
 common stockholders             $448,827 $(1,475,504)    $(486,834)$(5,780,244)
                                 ========  ==========      ========  ==========

Earnings Per Share: Basic
Loss per share from continuing
 operations                        ($0.03)     ($0.13)       ($0.07)     ($0.22)
Income (loss) per share from
 discontinued operations:
 Val-Comm Inc.                        ---       $0.01           ---       $0.01
Loss per share from
 discontinued operations:
 Cycomm Secure Solutions              ---         ---           ---      ($0.13)
Loss per share on disposal
 of Cycomm Secure Solutions           ---         ---           ---      ($0.12)
Income per share on
 dissolution of discontinued
 operation: Cycomm Secure
 Solutions, Inc.                    $0.04         ---         $0.05         ---
Net loss per share
 attributable to beneficial
 return on preferred shares           ---       $0.00           ---       $0.00
                                    -----      ------        ------      ------
Net income (loss) per share
 attributable to common
 shareholders                       $0.02      $(0.12)       $(0.02)     $(0.46)
                                    =====      ======        ======      ======




Earnings Per Share: Diluted
Loss per share from
 continuing operations             ($0.02)     ($0.13)      ($0.07)      ($0.22)
Income (loss) per share from
 discontinued operations:
     Val-Comm Inc.                    ---       $0.01          ---        $0.01
Loss per share from
 discontinued operations:
 Cycomm Secure Solutions              ---         ---          ---       ($0.13)
Loss per share on
 disposal of Cycomm
 Secure Solutions                     ---         ---          ---       ($0.12)
Income per share on
 dissolution of
 discontinued operation:
 Cycomm Secure Solutions, Inc.      $0.03         ---        $0.05          ---

Net loss per share
 attributable to beneficial
 return on preferred
 shares                               ---       $0.00          ---        $0.00
                                    -----      ------       ------       ------
Net income (loss) per share
 attributable to common
 shareholders                       $0.01      $(0.12)      $(0.02)      $(0.46)
                                    =====      ======       ======       ======

Shares used in computing
 earnings per share:
       Basic                   25,876,013  12,492,928   23,807,869   12,463,261
                               ==========  ==========   ==========   ==========
       Diluted                 33,960,963  12,492,928   23,807,869   12,463,261
                               ==========  ==========   ==========   ==========

   See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED)
                                                 Six Months Ended
                                                June 30,      June 30,
                                                  2000          1999
Operating activities
 Net loss from continuing operations           ($1,606,107)  ($2,729,515)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
     Depreciation and amortization                  55,120       445,034
     Non-cash compensation                             ---        88,000
 Change in operating assets and
  liabilities                                   (1,675,084)    3,201,486
                                                ----------     ---------
 Cash provided by (used in) operating
  activities                                    (3,226,071)    1,005,005
                                                ----------     ---------

Investing activities
 Acquisition of fixed assets                       (22,235)          ---
 Increase in notes receivable                          ---        (4,000)
 Decrease in notes receivable                          ---         2,000
 Other                                                 ---           ---
                                                   -------        ------
 Cash used in investing activities                 (22,235)       (2,000)
                                                   -------        ------

Financing activities
 Issuance of common stock                        4,140,000           ---
 Exercise of stock options                          74,999           ---
 Issuance of preferred stock                           ---       247,500
 Borrowings under revolving credit
  facility                                        (362,117)   (1,045,523)
 Repayment of notes payable                            ---       (15,777)
 Deferred financing costs on convertible
  debentures                                           ---           ---
 Repayment of obligations under capital
  leases                                            (1,130)       (7,229)
                                                 ---------      --------
 Cash (used in) provided by financing
  activities                                     3,851,752      (821,029)
                                                 ---------      --------

Discontinued operations
 Proceeds from sale of discontinued
  operation:
    Cycomm Secure Solutions Inc.                       ---       800,000
 Cash used in discontinued operation:
    Cycomm Secure Solutions Inc.                       ---    (1,743,677)
 Proceeds from sale of discontinued
  operation:
    Val-Comm, Inc.                                     ---       188,000
 Cash provided by discontinued
  operation: Val-Comm, Inc.                            ---        10,458
                                                   -------      --------
 Decrease (increase) in cash and cash
  equivalents during the period                    603,446      (563,243)
 Cash and cash equivalents, beginning of
  period                                            22,867       567,977
                                                  --------       -------
 Cash and cash equivalents, end of period         $626,313        $4,734
                                                  ========       =======
Supplemental cash flow information:
 Interest paid                                    $264,573      $226,611

 Income taxes paid                                 $   ---       $   ---

Non-cash investing and financing
 activities:
 Conversion of convertible debentures to
  common stock                                    $517,452       $   ---
 Conversion of preferred stock to common
  stock                                         $2,226,098      $381,356
 Conversion of convertible debentures to
  preferred stock                               $3,000,000       $   ---


  See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED JUNE 30, 2000
                         AND THE YEAR ENDED DECEMBER 31, 1999

                    Preferred  Preferred     Common      Common    Accumulated
                      Shares     Stock       Shares      Stock      Deficit

Balance,
December 31, 1998        8     $360,000   12,210,311  $51,674,618  $(51,600,647)
                     =====     ========   ==========  ===========  ============

Net Loss               ---          ---          ---          ---    (9,012,481)
Issuance of
 common stock:
 Private placement -
  Common stock         ---          ---    3,626,907    1,765,987           ---
 Value of options
  issued to
  non-employees        ---          ---          ---      263,458           ---
Issuance of
 preferred
 stock:
 Issuance - Series
  C preferred
  stock                  6      247,500          ---          ---           ---
 Issuance - Series
  D preferred
  stock                  6      268,500          ---          ---           ---
 Reversal of
  conversion
  of Series
  B preferred
  stock                  1       45,000      (21,745)     (46,753)          ---
Conversion of
 preferred
 stock                 (14)    (624,750)     992,223      658,092           ---
Dividends on
 preferred
 stock                 ---          ---          ---          ---       (31,830)
                     -----     --------    ---------   ----------  ------------
Balance,
December 31, 1999        7     $296,250    16,807,696  $54,315,402 $(60,644,958)
                     =====     ========    ==========  =========== ============

Net Loss                                                               (486,834)
Issuance of
 common stock:
 Private placement -
  Common stock         ---          ---    7,400,000    4,140,000           ---
 Shares cancelled
  related to vendor
  obligation           ---          ---     (205,717)     (77,144)          ---
 Shares issued in
  settlement of
  vendor
  obligation           ---          ---      400,000      161,156           ---
 Exercise of
  stock options        ---          ---      145,833       74,999           ---
 Conversion of
  debenture
  into common
  stock                ---          ---    1,034,904      517,452           ---
Issuance of
 preferred
 stock:
 Conversion of
  debentures
  into
  preferred
  stock                 30    3,000,000          ---          ---           ---
Conversion of
 preferred
 stock                 (25)  (2,206,250)    1,431,759    2,226,098
Dividends on
 preferred
 stock                 ---          ---          ---           ---      (66,958)
                     -----   ----------   ----------   ----------- ------------
Balance,
 March 31, 2000         12   $1,090,000   27,014,475   $61,357,963 $(61,198,750)
                     =====   ==========   ==========   =========== ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2000

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of June 30, 2000 and for the periods ended June 30, 2000 and 1999, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2: DISCONTINUED OPERATIONS

Cycomm Secure Solutions Inc.

On March 4, 1999, Cycomm signed a letter of intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. ("CSS").
The asset sale was completed on June 21, 1999. The results of operations for CSS are reported as discontinued operations for all periods presented. For the period ended March 4, 1999, the results of CSS included a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. for the period ended March 4, 1999 are summarized as follows:

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
                                        ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. Cycomm recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the net loss was a gain of $278,297 on the settlement of an operating lease obligation.

On June 29, 2000, Cycomm completed the legal dissolution of its CSS subsidiary. As a result of the dissolution, Cycomm is not entitled to receive any assets generated in the future by CSS, and is not liable for any present or future unsatisfied claims of CSS' creditors. Cycomm recognized a gain of $1,119,273 related to the dissolution of CSS.

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction was structured as a stock purchase, and was completed on August 21,1999. The results of operations for Val-Comm are reported as discontinued operations for the quarter ended June 30, 1999 and the six months ended June 30, 1999, and are summarized as follows:

                         Quarter Ended  Six Months Ended
                          June 30, 199      June 30, 1999


Revenue                      $461,093          $792,601
Cost of Sales                 238,020           449,403
                              -------           -------
Gross profit (loss)           223,073           343,198

Operating Expenses            123,439           237,747
                              -------           -------
Net income                    $99,634          $105,451
                              =======          ========
Net income per share            $0.01             $0.01
                                =====             =====


The net book value of Val-Comm's assets on August 21, 1999 was $484,254. The selling price of Val-Comm consisted of an initial payment of $750,000 and a contingent promissory note of $1.5 million. The promissory note is contingent upon Val-Comm getting a follow-on award to an existing contract. Val-Comm's management is optimistic that they will receive this award. The contingent promissory note bears interest at 7%, and is payable over two years should payment be required, with 50% of the note due on August 21, 2000 and the balance of the note due on August 21, 2001. Cycomm recognized a gain on the sale of Val-Comm of $265,746.

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of June 30, 2000, Cycomm had received proceeds of $496,034 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $65,966 as of June 30, 2000 and is included in other current assets.

NOTE 3: ACQUISITION EARN-OUT

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of June 30, 2000, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement.
The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule. The first scheduled payment of $100,000 was made on February 7, 2000, and the second payment of $100,000 was made on May 11, 2000. Cycomm has recorded an accrued liability of $500,000 as of June 30, 2000. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of
$88,000.   It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge (See Note 6:
Impairment of Goodwill).


NOTE 4: DELISTING FROM THE AMERICAN STOCK EXCHANGE

On January 21, 1999, Cycomm was notified by the American Stock Exchange that it no longer met continued listing criteria and would be delisted. Specifically, Cycomm had incurred losses in its last five fiscal years and therefore failed to meet the American Stock Exchange listing requirement of pre-tax income of at least $750,000 in its last fiscal year, or in two of its last three fiscal years. Additionally, Cycomm failed to satisfy the minimum stockholders' equity requirement of $4 million. Trading of Cycomm's stock was suspended on April 13, 1999 and Cycomm was delisted from the AMEX on April 30, 1999. Cycomm began trading on the Over-the-Counter Bulletin Board (OTCBB) on May 5, 1999 under the symbol "CYII".


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

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. All demonstration units were fully depreciated during the year ended December 31, 1999. Depreciation expense on the demonstration units was $40,689 for the quarter ended June 30, 1999, and $208,075 for the six months ended June 30, 1999.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. In the quarter ended June 30, 2000, no Pentium units were shipped related to the Pentium for 586 trade-in issue. Cycomm recognized revenue of

$24,845 related to the shipment of Pentium units to customers in exchange for the 586 units for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, Cycomm recognized revenue of $185,207 and $168,606, respectively.

On April 4, 2000, Cycomm entered into an agreement under which a customer agreed to keep the 586 units originally delivered, instead of trading the units for Pentiums. The customer agreed to forfeit its right to trade in the units in exchange for the forgiveness of $278,818 owed to Cycomm. Cycomm also provided the customer with 15 additional PCMobile units at no additional cost. As a result of this settlement, Cycomm recognized deferred revenue of $581,134 in the quarter ended June 30, 2000.

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

NOTE 7: INVENTORIES

The following is a summary of inventories at June 30, 2000 and December 31, 1999:

                                          June 30,    December 31,
                                            2000          1999

Raw materials                             $997,546      $841,910
Work in process and sub-assemblies         316,311       122,160
Finished goods                              76,124        11,326
Allowance for obsolete inventory          (138,893)     (131,339)
                                        ----------      --------
                                        $1,251,088      $844,057
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

NOTE 8: NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                                 June 30,   December 31,
                                                  2000          1999

7% convertible debentures, due May 1, 2000          $   ---    $3,000,000

7% convertible debenture, due September 20, 2004        ---       500,000

Revolving credit facility, prime + 3%               552,986       915,104
                                                    -------       -------

                                                    552,986     4,415,104
Less current portion                                552,986       915,104
                                                   --------    ----------
                                                   $    ---    $3,500,000
                                                   ========    ==========

On February 28, 1997, Cycomm issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into Cycomm's common stock. On March 31, 2000, Cycomm entered into an agreement with the debenture holders under which the debentures were sold to a third party, who was assigned all rights privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of Cycomm. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock is convertible at any time at the option of the holder. The conversion price is equal to the average closing bid price of Cycomm's stock for the 20 days prior to the date of conversion. The Series E preferred stock cannot be converted for less than $2.00 per share. The Series E preferred stock accrues dividends at 7% per annum, which can be paid in cash or in common stock at the option of the Company. The Series E preferred stock is redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock has no mandatory redemption provisions. See Note 9: Capital Stock for further discussion of the Series E preferred stock.

On September 20, 1999, the Company issued a $500,000 7% convertible debenture due September 20, 2004 which was convertible at the option of the holder into Cycomm's common stock at the lesser of $0.50 per share or the average closing bid price of Cycomm's common stock for the 5 days prior to conversion. On March 30, 2000, the debenture and was converted. At the time of conversion, the debenture had earned accrued interest of $17,452. The principal and accrued interest were converted into 1,034,904 shares of common stock.

Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $4,000,000. As of June 30, 2000, the available borrowing base on the revolving credit facility was $575,229. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. As of June 30, 2000, the amount outstanding on the credit facility was $552,986.

NOTE 9: CAPITAL STOCK

Common Stock

In January 2000, Cycomm raised capital through three separate private equity placements of its common stock. The equity placements were priced at the market price of Cycomm's common stock on the date of the letter of intent. The market price of Cycomm's common stock increased prior to the date of issuance, causing the private equity placements to be issued at a discount to the market price. In total, the Cycomm issued 6,200,000 shares of common stock for gross proceeds of $3,170,000. Cash proceeds, after commissions and issue costs were $3,060,000. In conjunction with these private placements, Cycomm issued 5,000,000 warrants to the purchasers, with a fair value on the date of issuance of approximately $8,736,500.

On May 8, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 1,200,000 shares of common stock for gross proceeds of $1,200,000. Cash proceeds, after commissions and issue costs were $1,080,000.

Five shares of Series B convertible preferred shares and related accrued dividends were converted into 431,759 shares of common stock during the six months ended June 30, 2000. There are two shares of Series B convertible preferred stock outstanding as of June 30, 2000, with a combined face value of $100,000 and accrued dividends of $23,425. Dividends can be paid in cash or in common stock at the option of Cycomm.

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

Preferred Stock

On March 31, 2000, Cycomm issued 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 in conjunction with the conversion of the $3,000,000 7% convertible debentures due May 1, 2000 (See Note 8: Notes Payable and Convertible Debentures). The conversion price is equal to the average closing bid price of the Company's stock for the 20 days prior to the date of conversion. The Series E preferred stock cannot be converted for less than $2.00 per share. The Series E preferred stock accrues dividends at 7% per annum, which can be paid in cash or in common stock at Cycomm's option. The Series E preferred stock is redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock has no mandatory redemption provisions.

In the quarter ended June 30, 2000, 20 shares of Series E preferred stock were converted into 1,000,000 shares of Cycomm's common stock. As of June 30, 2000, there were 10 shares of Series E preferred stock outstanding with a combined face value of $1,000,000 and accrued dividends of $57,260.

NOTE 10: SEGMENT AND RELATED INFORMATION

The results of operations by geographic region for the quarters ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999 are as follows:

                                   Quarters Ended          Six Months Ended
                                June 30,    June 30,     June 30,     June 30,
                                  2000        1999        2000         1999

Sales
      United States           $1,400,574   $ 410,774   $2,348,364   $1,834,900
      Canada                      15,172      32,863      364,630       69,093
                              ----------   ---------   ----------   ----------
                              $1,415,746   $ 443,637   $2,712,994   $1,903,993
                              ==========   =========   ==========   ==========
Loss from Operations
      United States             $ 24,601   $ 970,010   $1,000,686   $1,749,849
      Canada                     566,644     518,913      431,509      788,170
                               ---------  ----------   ----------   ----------
                               $ 591,245  $1,488,923   $1,432,195   $2,538,019
                               =========  ==========   ==========   ==========


NOTE 11: EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the related periods. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the related periods plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of convertible preferred stock. In periods in which Cycomm incurred net losses, the effect of the exercise of stock options, warrants and the conversion of preferred stock would be anti-dilutive, causing diluted earnings per share to equal basic earnings per share as disclosed in the consolidated statements of operations. For the quarter ended June 30, 2000, Cycomm recorded net income, and computed diluted earnings per share as follows:

                                           Quarter Ended
                                              June 30,
                                                2000

Numerators:
  Loss from continuing operations              $(670,446)
  Gain on dissolution of discontinued
   operation:
     Cycomm Secure Solutions Inc.              1,119,273
   Net income (loss) attributable to
      common shareholders                       $448,827
                                                ========
Denominator:
Denominator for basic earnings per share:
   Weighted average shares outstanding        25,876,013
Stock options                                  2,021,438
Warrants                                       5,400,000
Convertible preferred stock                      663,512
                                              ----------
Denominator for dilutive earnings per
 share                                        33,960,963
                                              ==========

Earnings per share: Basic

Loss per share from continuing operations         $(0.03)
Income per share on dissolution of
 discontinued operation: Cycomm Secure
 Solutions, Inc.                                   $0.04
                                                   -----
Net income (loss) per share attributable
 to common shareholders                            $0.02
                                                   =====

Earnings per share: Diluted

Loss per share from continuing operations         $(0.02)
Income per share on dissolution of
 discontinued operation: Cycomm Secure
 Solutions, Inc.                                   $0.03
                                                   -----
Net income (loss) per share attributable
 to common shareholders                            $0.01
                                                   =====


NOTE 12: SUBSEQUENT EVENTS

On July 26, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 333,334 shares of common stock for total proceeds of $250,000. In conjunction with this private equity placement, Cycomm issued 33,333 warrants to purchase Cycomm's common stock with an exercise price of $0.75 per share.

On July 24, 2000, the remaining 10 shares of Series E preferred stock and the related accrued dividends were converted into 531,507 shares of common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

During 1999, Cycomm sold two of its subsidiaries: Cycomm Secure Solutions Inc. ("CSS") and Val-Comm, Inc. The operating results of CSS and Val-Comm for the quarter and the six months ended June 30, 1999 are not included in results from continuing operations, and are classified on separate line items on the income statement.

The results of continuing operations for the quarters ended June 30, 2000 and June 30, 1999 reflect only the results of Cycomm's PCMobile product line and the results of the parent company.

Quarters Ended June 30, 2000 and June 30, 1999

Revenues for the quarter ended June 30, 2000 were $1,415,746 as compared to revenues of $443,637 for the quarter ended June 30, 1999. The increase is a result of the recognition of $581,134 in deferred revenue (See Note 5:
Deferred Revenue), and a general increase in sales volumes from the quarter ended June 30, 1999. Cycomm experienced production shortfalls in the quarter ended June 30, 1999 caused by inadequate resources available to the Company.

Cost of sales for the quarter ended June 30, 2000 were $866,902 as compared to cost of sales of $456,066 for the prior period. Gross margins for the quarter ended June 30, 2000 were 39%, which increased from (3%) in the quarter ended June 30, 1999. The increase in gross margins is a result of the recognition of $581,134 which was classified as deferred revenue (See
Note 5: Deferred Revenue) being recognized in the quarter ended June 30, 2000, while the corresponding cost of sales for these revenues were recognized during 1999.

Operating expenses decreased to $1,140,089 for the quarter ended June 30, 2000 as compared to $1,476,494 in the quarter ended June 30, 1999. Selling, general and administrative expenses decreased $238,733 to $934,316 for the current quarter. This decrease is a result of reduced facilities costs and reductions in headcount. Research and development costs were $180,780 for the quarter ended June 30, 2000, as compared to $175,854 in the quarter ended June 30, 1999. Depreciation and amortization decreased to $24,993 for the quarter ended June 30, 2000 as compared to $127,591 in the quarter ended June 30, 1999. Depreciation and amortization for the quarter ended June 30, 1999 contained expenses not included in the current quarter, including depreciation of PCMobile demonstration units totaling $40,689 (See Note 5:
Deferred Revenue), and amortization of goodwill related to PCMobile's division, Cycomm Mobile Solutions totaling $33,470 (See Note 6: Impairment of Goodwill).

Interest expense for the quarter ended June 30, 2000 was $94,771 as compared to $80,978 for the quarter ended June 30, 1999. The increase is the result of finance changes paid to one of Cycomm's key suppliers in the quarter ended June 30, 2000.

Net loss from continuing operations decreased to $670,466, or $0.03 per share, for the quarter ended June 30, 2000 from $1,565,805, or $0.13 per share for the quarter ended June 30, 1999. The decrease in net loss from continuing operations is primarily the result of the recognition of $581,134 in deferred revenue, overall increased revenues, and reductions in SG&A and depreciation and amortization costs.

Income from discontinued operations from the Company's Val-Comm subsidiary was $99,634 for the quarter ended June 30, 1999.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the quarter ended June 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.04 per share, for the quarter ended June 30, 2000.

Six Months Ended June 30, 2000 and June 30, 1999

Revenues for the six months ended June 30, 2000 were $2,712,994 as compared to revenues of $1,903,993 for the six months ended June 30, 1999. The increase in sales is primarily the result of the recognition of $766,341 in deferred revenue (See Note 5: Deferred Revenue) in the six months ended June 30, 2000.

Cost of sales for the six months ended June 30, 2000 were $1,971,646 as compared to cost of sales of $1,550,772 for the six months ended June 30, 1999. Gross margins for the six months ended June 30, 2000 were 27%, which represents an increase from 19% in the prior period. The increase in gross margins is a result of $766,341 in deferred revenue (See Note 5: Deferred Revenue) being recognized in the six months ended June 30, 2000, while the corresponding cost of sales was recognized during 1999.

Operating expenses decreased to $2,173,543 for the six months ended June 30, 2000 as compared to $2,891,240 in the prior period. Selling, general and administrative expenses decreased $348,286 to $1,743,781 for the six months ended June 30, 2000. This decrease is mainly the result of reductions in facilities costs and headcount reductions. Research and development costs increased to $374,642 as compared to $354,139 in the prior period. The research and development expenses in the current period relate to engineering of the Pentium II and Pentium III versions of our PCMobile and the further development of our multimedia docking station. Depreciation and amortization decreased to $55,120 for the six months ended June 30, 2000 as compared to $445,034 in the prior period. Depreciation and amortization for the six months ended June 30, 1999 contained expenses not included in the period, including depreciation of PCMobile demonstration units totaling $208,075 (See

Note 5: Deferred Revenue), and amortization of goodwill related to PCMobile's division, Cycomm Mobile Solutions totaling $82,038 (See Note 6: Impairment of Goodwill).

Interest expense for the six months ended June 30, 1999 was $208,542 as compared to $200,529 for the prior period. The increase is the result of finance charges paid to one of Cycomm's key suppliers in the six months ended June 30, 2000.

Net loss from continuing operations decreased to $1,606,107, or $0.07 per share, for the six months ended June 30, 2000 from $2,729,515, or $0.22 per share for the six months ended June 30, 1999. The decrease in net loss from continuing operations is primarily the result of the recognition of $766,341 in deferred revenue, reductions in SG&A expenses and decreases in depreciation and amortization costs.

Income from discontinued operations from the Company's Val-Comm subsidiary was $107,291 for the six months ended June 30, 1999.

Cycomm's loss from its discontinued operation Cycomm Secure Solutions Inc. was $1,613,044 for the six months ended June 30, 1999. Included in this loss is a write-off of goodwill of $1,220,190. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the six months ended June 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.05 per share, for the six months ended June 30, 2000.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 2000, Cycomm had cash and cash equivalents of $626,313.

In the six months ended June 30, 2000, cash used in operations was $3,226,071, as Cycomm reduced its current liabilities by $3,472,067, increased inventories by $407,031, and reduced accounts receivable by $741,795. Cash used in investing activities during the six months ended June 30, 2000 was $22,235. Cash provided by financing activities totaled $3,851,752 for the six months ended June 30, 2000. Cycomm raised $4,140,000 through private equity placements and decreased the amounts drawn on its bank credit lines in an amount of $362,117 during the six months ended June 30, 2000.

Cycomm's net working capital at June 30, 2000 was $925,264 as compared to ($2,886,204) at December 31, 1999. The increase in net working capital is a direct result of Cycomm raising $4,140,000 in private equity placements. The additional capital was used to fund operations, purchase inventory and reduce outstanding payables.

Cycomm's auditors have issued a going concern qualification to their opinion on the Company. Management is addressing the going concern issue with several actions, including expanding its sales force, adding resellers, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

      On May 24, 1999 the Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation.
Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, Cycomm can fulfil its obligation to the Seller if payments are made before certain dates as specified in the agreement. Cycomm can elect to pay $700,000 by December 31, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002.
Cycomm is currently on a payment schedule with the Seller, and has paid $200,000 towards the $700,000 settlement due on December 31, 2000.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  August 21, 2000           /s/ Albert I. Hawk
                                     Albert I. Hawk
                                     President and
                                     Chief Executive Officer






Date: August 21, 2000            /s/ Robert M. Hutton
                                     Robert M. Hutton
                                     Vice President of Finance