Form 10-Q
period 2000-09-30
CYCOMM INTERNATIONAL INC
filed 2000-11-20
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

As of November 1, 2000, the Registrant had 28,545,982 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                  Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................   3

            Condensed Consolidated Statements of Operations.......   4

            Condensed Consolidated Statements of Cash Flows.......   6

            Condensed Consolidated Statement of Stockholders'
            Equity................................................   7

            Notes to Condensed Consolidated Financial Statements..   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation....................   16

PART II - Other Information

Item 1.     Legal Proceedings.....................................   19

Item 2.     Changes in Securities.................................   19

Item 3.     Default Upon Senior Securities........................   19

Item 4.     Submission of Matters to a Vote of Security Holders...   19

Item 5.     Other Information.....................................   20

Item 6.     Exhibits and Reports on Form 8-K......................   20

Signatures  ......................................................   21

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                   September 30,  December 31,
                                                        2000          1999
ASSETS                                               (Unaudited)
Current assets:
 Cash and cash equivalents                            $202,416        $22,867
 Accounts receivable, less allowance for doubtful
  accounts of $199,000 and $254,000, respectively      184,814      1,200,771
 Inventories, net of allowance for obsolete
  inventory of $111,513 and $131,339, respectively   1,567,530        844,057
 Deposits with suppliers                               310,035        283,449
 Foreign taxes receivable                              274,934        216,621
 Other current assets                                 127,592         76,824
                                                     ---------      ---------
  Total current assets                               2,667,321      2,644,589

Fixed assets, net                                      238,311        269,780

Other assets                                             3,993         30,648
                                                    ----------     ----------
                                                    $2,909,625     $2,945,017
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                            $1,061,090     $2,416,883
 Accrued liabilities                                   453,771        692,324
 Acquisition earn-out obligation                       500,000        700,000
 Deferred revenue                                          ---        770,122
 Dividends payable on preferred stock                   25,945         33,575
 Current portion of capital lease obligations            3,280          2,785
 Revolving credit facility                             305,131        915,104
                                                     ---------      ---------
  Total current liabilities                          2,349,217      5,530,793

Capital lease obligations, less current portion          5,709          8,041

Convertible debentures                                     ---      3,500,000

Stockholders' equity:
Series B Preferred Stock, $50,000 par value,
 unlimited authorized shares, 2 shares issued
 and outstanding at September 30, 2000 and
 December 31, 1999                                      90,000         90,000
Series C Preferred Stock, $50,000 par value,
 unlimited authorized shares, no shares and 5
 shares issued and outstanding at September 30, 2000
 and December 31, 1999                                     ---        206,250
Common Stock, no par value, unlimited authorized
 shares, 27,014,475 and 16,807,696 shares issued
 and outstanding at September 30, 2000 and
 December 31, 1999                                  63,120,977     54,315,402
Notes receivable - stockholders                        (64,816)       (60,511)
Accumulated deficit                                (62,591,462)   (60,644,958)
                                                   -----------    -----------
  Total stockholders' equity                           554,699     (6,093,817)
                                                   -----------    -----------
                                                    $2,909,625     $2,945,017
                                                   ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                                     Page 4

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
                               Quarter Ended              Nine Months Ended
                         September 30, September 30, September 30, September 30,
                              2000         1999          2000         1999

Sales                        $454,711    $219,822    $3,167,705   $2,123,815
Cost of sales                 607,927     186,297     2,579,573    1,737,069
                              -------     -------     ---------    ---------
Gross profit                 (153,216)     33,525       588,132      386,746

Expenses
 Selling, general and
  administrative              943,447     755,386     2,687,228    2,847,453
 Research and product
  development                 158,904     103,118       533,546      457,257
 Depreciation and
  amortization                 36,842      86,826        91,962      531,860
                            ---------     -------     ---------    ---------
                            1,139,193     945,330     3,312,736    3,836,570
                            ---------     -------     ---------    ---------

Loss from Operations       (1,292,409)   (911,805)   (2,724,604)  (3,449,824)

Other Income (Expense)
 Interest income                7,084       1,661        37,129       10,694
 Interest expense             (99,113)   (138,207)     (307,655)    (338,736)
 Other income                     ---     110,000         4,585      110,000
                              -------     -------      --------     --------
                              (92,029)    (26,546)     (265,941)    (218,042)

Loss from continuing
 operations               $(1,384,438)  $(938,351)  $(2,990,545) ($3,667,866)
                          ===========   =========   ===========  ===========

Discontinued operations
 Income from operations of
  discontinued operation
  Val-Comm Inc.                   ---       4,872           ---      112,163
 Gain on disposal of
  Val-Comm Inc.                   ---     265,746           ---      265,746
 Income (loss) from
  operations of discontinued
  operation Cycomm Secure
  Solutions, Inc.                 ---         ---           ---   (1,613,044)
 Loss on disposal of
  discontinued operation:
  Cycomm Secure Solutions Inc.    ---         ---           ---   (1,535,643)
 Gain on dissolution of
  discontinued operation:
  Cycomm Secure Solutions,
  Inc.                            ---         ---     1,119,273          ---
                           ----------    --------    ----------   ----------

Net income (loss)          (1,384,438)   (667,733)   (1,871,272)  (6,438,644)
                           ==========    ========    ==========   ==========

 Beneficial return on
  preferred shares                ---     (54,333)          ---      (63,666)
                          -----------   ---------    ----------   ----------

Net income (loss)
 attributable to
 common stockholders      ($1,384,438)  $(722,066)  $(1,871,272) $(6,502,310)
                          ===========   =========   ===========  ===========



Earnings Per Share
Loss per share from
 continuing operations         ($0.05)     ($0.07)       ($0.12)      ($0.29)
Income (loss) per share
 from discontinued
 operations: Val-Comm
 Inc.                             ---       $0.00           ---        $0.01
Income per share on
 disposal of
 Val-Comm Inc.                    ---       $0.02           ---        $0.02
Loss per share from
 discontinued Cycomm
 operations:
 Secure Solutions                 ---         ---           ---       ($0.13)
Loss per share on
 disposal of Cycomm
 Secure Solutions                 ---          ---          ---       ($0.12)
Income per share on
 dissolution of
 discontinued operation:
 Cycomm Secure
 Solutions, Inc.                  ---          ---        $0.04          ---
Net loss per share
 attributable to
 beneficial return on
 preferred shares                 ---        $0.00          ---        $0.00
                                -----        -----        -----        -----
Net income (loss) per share
 attributable to common
 shareholders                  $(0.05)      $(0.05)      $(0.07)      $(0.51)
                               ======       ======       ======       ======
Weighed average number
 of common
 shares outstanding        27,628,343   13,345,435   25,136,885   12,760,550
                           ==========   ==========   ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

                                     Page 6

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                             (UNAUDITED)
                                                Nine Months Ended
                                            September 30, September 30,
                                                2000          1999
Operating activities
 Net loss from continuing operations        ($2,990,544)   (3,667,866)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization                91,962       531,861
    Non-cash compensation                           ---        88,000
 Change in operating assets and
  liabilities                                (1,191,221)    2,643,811
                                             ----------     ---------
 Cash provided by (used in)
  operating activities                       (4,089,803)     (404,194)
                                             ----------     ---------
Investing activities
 Acquisition of fixed assets                    (33,838)          ---
 Increase in notes receivable                       ---        (4,000)
 Decrease in notes receivable                       ---         2,000
 Proceeds from sale of marketable
  securities                                        ---       361,260
                                                -------       -------
 Cash used in investing activities              (33,838)      359,260
                                                -------       -------
Financing activities
 Issuance of common stock                     4,840,000       999,329
 Exercise of stock options                       74,999           ---
 Issuance of preferred stock                        ---       516,000
 Borrowings under revolving credit
  facility                                     (609,973)   (1,317,416)
 Borrowings under convertible
  debentures                                        ---       500,000
 Repayment of notes payable                         ---       (15,777)
 Repayment of obligations under
  capital leases                                 (1,836)       (8,878)
                                              ---------       -------
 Cash (used in) provided by
  financing activities                        4,303,190       673,258
                                              ---------       -------
Discontinued operations
 Proceeds from sale of
  discontinued operation:
  Cycomm Secure Solutions Inc.                      ---       800,000
 Cash used in discontinued
  operation: Cycomm Secure
  Solutions Inc.                                    ---    (1,743,677)
 Proceeds from sale of
  discontinued operation:
  Val-Comm, Inc.                                    ---       188,000
 Cash provided by
  discontinued operation:
  Val-Comm, Inc.                                    ---        68,788
                                                -------       -------
 Decrease (increase) in cash
  and cash equivalents
  during the period                             179,549       (58,565)
 Cash and cash equivalents,
  beginning of period                            22,867       567,977
                                               --------      --------
 Cash and cash equivalents, end of period      $202,416      $509,412
                                               ========      ========

Supplemental cash flow information:
 Interest paid                                 $330,314      $281,000
 Income taxes paid                             $    ---      $    ---

Non-cash investing and
 financing activities:
 Conversion of convertible
  debentures to common stock                   $517,452      $    ---
 Conversion of preferred
  stock to common stock                      $3,289,112      $346,590
 Conversion of convertible
  debentures to preferred stock              $3,000,000      $    ---

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE UNAUDITED PERIOD ENDED SEPTEMBER 30, 2000
                         AND THE YEAR ENDED DECEMBER 31, 1999

                Preferred   Preferred    Common       Common      Accumulated
                  Shares      Stock      Shares        Stock         Deficit
Balance,
 December 31,
 1998                 8     $360,000   12,210,311    $51,674,618   $(51,600,647)
                  =====     ========   ==========    ===========    ===========

Net Loss            ---          ---          ---            ---     (9,012,481)
Issuance of
 common stock:
Private placement -
 Common stock       ---          ---    3,626,907      1,765,987           ---
Value of options
 issued to
 non-employees      ---          ---          ---        263,458           ---
Issuance of
 preferred stock:
Issuance - Series
 C preferred
 stock                6      247,500           ---           ---           ---
Issuance - Series
 D preferred
 stock                6      268,500           ---           ---           ---
 Reversal of
  conversion of
  Series B
  preferred stock     1       45,000       (21,745)      (46,753)           ---
 Conversion of
  preferred
  stock             (14)    (624,750)      992,223       658,092            ---
Dividends on
 preferred
 stock              ---          ---           ---           ---        (31,830)
                  -----     --------    ----------   -----------    -----------
Balance,
 December 31,
 1999                 7     $296,250    16,807,696   $54,315,402   $(60,644,958)
                  =====     ========    ==========   ===========    ===========

Net Loss                                                             (1,871,271)
Issuance of
 common stock:
 Private placement -
  Common stock      ---          ---     8,400,000     4,840,000            ---
 Shares cancelled
  related to vendor
  obligation        ---          ---      (205,717)      (77,144)           ---
 Shares issued in
  settlement of
  vendor
  obligation        ---          ---       400,000       161,156           ---
 Exercise of
  stock options     ---          ---       145,833        74,999           ---
 Conversion of
  debenture
  into common
  stock             ---          ---     1,034,904       517,452            ---
Issuance of
 preferred
 stock:
 Conversion of
  debentures
  into preferred
  stock              30    3,000,000           ---           ---            ---
Conversion of
 preferred
 stock              (35)  (3,206,250)    1,963,266     3,289,112
Dividends on
 preferred
 stock              ---          ---           ---           ---       (75,233)
                 ------     --------    ----------   -----------   -----------
Balance,
September 30,
2000                  2     $ 90,000    28,545,982   $63,120,977   $(62,591,462)
                 ======     ========    ==========   ===========   ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2000

NOTE 1 - GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of September 30, 2000 and for the periods ended September 30, 2000 and 1999, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in the Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Recent  Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Cycomm is required to comply with SAB 101 no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but does not expect it to have a material impact on Cycomm's financial statements.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. Cycomm does not anticipate that the adoption of SFAS No. 133, as amended, will have a significant effect on its financial statements.

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

                               January 1, 1999
                               to March 4, 1999

Revenue                            $1,837,889
Cost of Sales                       1,354,200
                                    ---------
Gross profit (loss)                   483,689

Operating Expenses                  2,096,733
                                   ----------
Net loss                          ($1,613,044)
                                  ===========
Net loss per share                     ($0.12)
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

Val-Comm Inc.

In April 1999, the Company entered into an agreement to sell its secure telecommunications subsidiary, Val-Comm Inc. to an individual investor in Val-Comm's geographical area. The transaction was structured as a stock purchase, and was completed on August 21,1999. The results of operations for Val-Comm are reported as discontinued operations for the quarter ended September 30, 1999 and the nine months ended September 30, 1999, and are summarized as follows:

                         Quarter Ended       Nine Months Ended
                         September 30,         September 30,
                             1999                  1999

Revenue                     $209,132        $1,001,733
Cost of Sales                121,107           570,510
                             -------           -------
Gross profit (loss)           88,025           431,223

Operating Expenses            83,153           319,060
                              ------          --------
Net income                  $  4,872          $112,163
                            ========          ========
Net income per share           $0.00             $0.01
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

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of September 30, 2000, Cycomm had received proceeds of $496,034 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $65,966 as of September 30, 2000 and is included in other current assets.

As of September 30, 2000, Val-Comm has not been awarded the follow-on contract specified in the contingent promissory note. Val-Comm's management is not confident that this contract this contract will be awarded to their company.

NOTE 3: ACQUISITION EARN-OUT

In connection with the purchase price paid for the Company's acquisition of its Cycomm Mobile Solutions subsidiary, the Company entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of September 30, 2000, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

The Company and the seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, the Company and the seller entered into a complete settlement of the litigation. Under the terms of the agreement, the Company could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement.
The Company could elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. The settlement agreement was amended on February 3, 2000 to allow Cycomm until December 31, 2000 to pay $700,000 in full and final settlement of the obligation, to be paid in accordance with a payment schedule. Management anticipates that the liability to the Seller will be paid prior to December 31, 2000 in accordance with the payment schedule. The first scheduled payment of $100,000 was made on February 7, 2000, and the second payment of $100,000 was made on May 11, 2000. Cycomm has recorded an accrued liability of $500,000 as of September 30, 2000. In conjunction with the settlement, the Company issued 200,000 warrants to the seller with a fair value on the date of issuance of
$88,000.   It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge (See Note 6:
Impairment of Goodwill).

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

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. All demonstration units were fully depreciated during the year ended December 31, 1999. No depreciation expense was recorded on the demonstration units for the quarter ended September 30, 1999. Depreciation expense on demonstration units was $208,075 for the nine months ended September 30, 1999.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. No Pentium units were shipped to customers in the quarters ended September 30, 2000 and September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, Cycomm recognized revenue of $185,207 and $168,606, respectively.

On April 4, 2000, Cycomm entered into an agreement under which a customer agreed to keep the 586 units originally delivered, instead of trading the units for Pentiums. The customer agreed to forfeit its right to trade in the units in exchange for the forgiveness of $278,818 owed to Cycomm. Cycomm also provided the customer with 15 additional PCMobile units at no additional cost. As a result of this settlement, Cycomm recognized deferred revenue of $581,134 in the nine months ended September 30, 2000.

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

NOTE 7: INVENTORIES

The following is a summary of inventories at September 30, 2000 and December 31, 1999:

                                        September 30, December 31,
                                            2000          1999

Raw materials                            $1,284,802      $841,910
Work in process and sub-assemblies          339,589       122,160
Finished goods                               54,652        11,326
Allowance for obsolete inventory           (111,513)     (131,339)
                                         ----------      --------
                                         $1,567,530      $844,057
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

NOTE 8: NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                               September 30,  December 31,
                                                   2000           1999

7% convertible debentures, due May 1, 2000         $   ---   $3,000,000

7% convertible debenture, due September 20, 2004       ---      500,000

Revolving credit facility, prime + 3%              305,131      915,104
                                   -               -------      -------

                                                   305,131    4,415,104
Less current portion                               305,131      915,104
                                                  --------   ----------
                                                  $    ---   $3,500,000
                                                  ========   ==========


On February 28, 1997, Cycomm issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into Cycomm"s common stock. On March 31, 2000, Cycomm entered into an agreement with the debenture holders under which the debentures were sold to a third party, who was assigned all rights privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of Cycomm. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock was convertible at any time at the option of the holder. The conversion price was equal to the average closing bid price of Cycomm's stock for the 20 days prior to the date of conversion. The Series E preferred stock could not be converted for less than $2.00 per share. The Series E preferred stock accrued dividends at 7% per annum, which could be paid in cash or in common stock at the option of the Company. The Series E preferred stock was redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock had no mandatory redemption provisions. See Note 9: Capital Stock for further discussion of the Series E preferred stock.

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

Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $4,000,000. As of September 30, 2000, the available borrowing base on the revolving credit facility was $348,625. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. As of September 30, 2000, the amount outstanding on the credit facility was $305,131.

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

Five shares of Series B convertible preferred shares and related accrued dividends were converted into 431,759 shares of common stock during the nine months ended September 30, 2000. There are two shares of Series B convertible preferred stock outstanding as of September 30, 2000, with a combined face value of $100,000 and accrued dividends of $25,945. Dividends can be paid in cash or in common stock at the option of Cycomm.

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

On July 31, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. Cycomm issued 333,334 shares of common stock for proceeds of $250,000. In conjunction with this private placements, Cycomm issued 33,000 warrants to the purchasers, with an exercise price of $0.75 per share.

On September 11, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. Cycomm issued 666,666 shares of common stock for gross proceeds of $500,000. Cash proceeds, after commissions and issue costs were $450,000.

Preferred Stock

On March 31, 2000, Cycomm issued 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 in conjunction with the conversion of the $3,000,000 7% convertible debentures due May 1, 2000 (See Note 8: Notes Payable and Convertible Debentures). The conversion price was equal to the average closing bid price of the Company's stock for the 20 days prior to the date of conversion. The Series E preferred stock could not be converted for less than $2.00 per share. The Series E preferred stock accrued dividends at 7% per annum, which could be paid in cash or in common stock at Cycomm's option. The Series E preferred stock was redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock had no mandatory redemption provisions.

In the quarter ended September 30, 2000, 10 shares of Series E preferred stock were converted into 500,000 shares of Cycomm's common stock. Accrued dividends of $63,017 were paid with the issuance of 31,507 shares of Cycomm's common stock. As of September 30, 2000, no shares of Series E preferred stock were outstanding.

NOTE 10: SEGMENT AND RELATED INFORMATION

The results of operations by geographic region for the quarters ended September 30, 2000 and 1999, and the six months ended September 30, 2000 and 1999 are as follows:

                             Quarters Ended                Nine Months Ended
                        September 30, September 30,  September 30, September 30,
                           2000          1999           2000          1999

Sales
      United States       $438,394      $ 199,886    $2,786,758    $2,034,786
      Canada                16,317         19,936       380,947        89,029
                          --------      ---------    ----------    ----------
                          $454,711      $ 219,822    $3,167,705    $2,123,815
                          ========      =========    ==========    ==========
Loss from Operations
      United States      $(794,559)     $(627,759)  $(1,795,245)  $(2,377,608)
      Canada              (497,850)      (284,046)     (929,359)   (1,072,216)
                        ----------      ---------    ----------    ----------
                       $(1,292,409)     $(911,805)  $(2,724,604)  $(3,449,824)
                        ==========      =========    ==========    ==========


NOTE 11: EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the related periods. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the related periods plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of convertible preferred stock. For the periods ended September 30, 2000 and September 30, 1999, the effect of the exercise of stock options, warrants and the conversion of preferred stock would be anti-dilutive, causing diluted earnings per share to equal basic earnings per share as disclosed in the consolidated statements of operations.


NOTE 12: SUBSEQUENT EVENTS

On October 31, 2000, Cycomm entered into an agreement with the Seller of its Cycomm Mobile Solutions subsidiary (See Note 3: Acquisition Earn Out). Under the terms of this agreement, the parties amended the settlement payment schedule to allow Cycomm to satisfy its October 31, 2000 payment obligation in stock instead of cash. Under the original terms of the payment plan, Cycomm was required to pay $200,000 in cash to the seller on October 31, 2000. Cycomm and the Seller are currently negotiating the number of shares to be issued in satisfaction of this payment.

On November 13, 2000, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 1,000,000 shares of common stock for total proceeds of $500,000. Cash proceeds, after commissions and issue costs were $450,000. In conjunction with this private equity placement, Cycomm issued 100,000 warrants to purchase Cycomm's common stock with an exercise price of $0.65 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

During 1999, Cycomm sold two of its subsidiaries: Cycomm Secure Solutions Inc. ("CSS") and Val-Comm, Inc. The operating results of CSS and Val-Comm for the quarter and the nine months ended September 30, 1999 are not included in results from continuing operations, and are classified on separate line items on the income statement.

The results of continuing operations for the quarters ended September 30, 2000 and September 30, 1999 reflect only the results of Cycomm's PCMobile product line and the results of the parent company.

Quarters Ended September 30, 2000 and September 30, 1999

Revenues for the quarter ended September 30, 2000 were $454,711 as compared to revenues of $219,822 for the quarter ended September 30, 1999. Although sales increased, sales for both periods were below Cycomm's targeted levels. For the quarter ended September 30, 1999, Cycomm was constrained by limited financial resources, which caused a decrease in production. In the quarter ended September 30, 2000, the award of a significant order was delayed, which pushed the delivery date for the order into the fourth quarter of 2000.

Cost of sales for the quarter ended September 30, 2000 were $607,927 as compared to cost of sales of $186,297 for the prior period. Gross margins for the quarter ended September 30, 2000 were (34%), which decreased from 15% in the quarter ended September 30, 1999. The decrease in gross margins is a result of premiums required by Cycomm's vendors resulting from lower than anticipated purchasing levels, and warranty costs incurred in the quarter ended September 30, 2000.

Operating expenses increased to $1,139,193 for the quarter ended September 30, 2000 as compared to $945,330 in the quarter ended September 30, 1999. Selling, general and administrative expenses ("SG&A") increased $188,061 to $943,447 for the current quarter. Research and development costs ("R&D") were $158,904 for the quarter ended September 30, 2000, as compared to $103,118 in the quarter ended September 30, 1999. Both SG&A and R&D expenses were lower than normal in the quarter ended September 30, 1999 as a result of limited financial resources available to Cycomm. Depreciation and amortization decreased to $36,842 for the quarter ended September 30, 2000 as compared to $86,826 in the quarter ended September 30, 1999. Depreciation and amortization for the quarter ended September 30, 1999 contained expenses not included in the current quarter. These expenses were related to the amortization of goodwill of Cycomm's PCMobile division, which totaled $41,400 for the quarter ended September 30, 1999 (See
Note 6: Impairment of Goodwill).

Interest expense for the quarter ended September 30, 2000 was $99,113 as compared to $138,207 for the quarter ended September 30, 1999. Interest expense for the quarter ended September 30, 1999 included interest on convertible debentures issued by Cycomm. These debentures were converted into preferred stock of Cycomm on March 31, 2000.

Net loss from continuing operations increased to $1,384,438, or $0.05 per share, for the quarter ended September 30, 2000 from $938,351, or $0.07 per share for the quarter ended September 30, 1999. The increase in net loss from continuing operations is primarily the result of an increased level of activity from the quarter ended September 30, 1999. Cycomm was awarded a significant contract in the quarter ended September 30, 2000, and began preparing for delivery in the fourth quarter of 2000.

Income from discontinued operations from the Company's Val-Comm subsidiary was $4,872 for the quarter ended September 30, 1999. Cycomm recognized a gain on the disposal of Val-Comm Inc. of $265,746 in the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 and September 30, 1999

Revenues for the nine months ended September 30, 2000 were $3,167,705 as compared to revenues of $2,123,815 for the nine months ended September 30, 1999. The increase in sales is primarily the result of the recognition of $766,341 in deferred revenue (See Note 5: Deferred Revenue) in the nine months ended September 30, 2000.

Cost of sales for the nine months ended September 30, 2000 were $2,579,573 as compared to cost of sales of $1,737,069 for the nine months ended September 30, 1999. Gross margins for the nine months ended September 30, 2000 were 19%, which represents an increase from 18% in the prior period. The increase in gross margins is a result of $766,341 in deferred revenue (See Note 5: Deferred Revenue) being recognized in the nine months ended September 30, 2000, while the corresponding cost of sales was recognized during 1999.

Operating expenses decreased to $3,312,736 for the nine months ended September 30, 2000 as compared to $3,836,570 in the prior period. Selling, general and administrative expenses decreased $160,225 to $2,267,228 for the nine months ended September 30, 2000. This decrease is mainly the result of reductions in facilities costs and headcount reductions. Research and development costs increased to $533,546 as compared to $457,257 in the prior period. The research and development expenses in the current period relate to engineering of the Pentium II and Pentium III versions of our PCMobile and the further development of our multimedia docking station. Depreciation and amortization decreased to $91,962 for the nine months ended September 30, 2000 as compared to $531,860 in the prior period. Depreciation and amortization for the nine months ended September 30, 1999 contained expenses not included in the period, including depreciation of PCMobile demonstration units totaling $208,075 (See Note 5: Deferred Revenue), and amortization of goodwill related to PCMobile's division, Cycomm Mobile Solutions totaling $124,200 (See Note 6: Impairment of Goodwill).

Interest expense for the nine months ended September 30, 2000 was $307,655 as compared to $338,736 for the prior period. Interest expense for the nine months ended September 30, 1999 included interest on convertible debentures held by Cycomm. These debentures were converted into preferred stock of Cycomm on March 31, 2000.

Net loss from continuing operations decreased to $2,990,545, or $0.12 per share, for the nine months ended September 30, 2000 from $3,667,866, or $0.29 per share for the nine months ended September 30, 1999. The decrease in net loss from continuing operations is primarily the result of the recognition of $766,341 in deferred revenue, reductions in SG&A expenses and decreases in depreciation and amortization costs.

Income from discontinued operations from the Company's Val-Comm subsidiary was $112,163 for the nine months ended September 30, 1999. Cycomm recognized a gain on the disposal of Val-Comm Inc. of $265,746 in the nine months ended September 30, 1999.

Cycomm's loss from its discontinued operation Cycomm Secure Solutions Inc. was $1,613,044 for the nine months ended September 30, 1999. Included in this loss is a write-off of goodwill of $1,220,190. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the nine months ended September 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.05 per share, for the nine months ended
September 30, 2000.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 2000, Cycomm had cash and cash equivalents of $202,416.

In the nine months ended September 30, 2000, cash used in operations was $4,089,803, as Cycomm reduced its current liabilities by $3,181,576, increased inventories by $723,473, and reduced accounts receivable by $1,015,957. Cash used in investing activities during the nine months ended September 30, 2000 was $33,838. Cash provided by financing activities totaled $4,303,190 for the nine months ended September 30, 2000. Cycomm raised $4,840,000 through private equity placements and decreased the amounts drawn on its bank credit lines in an amount of $609,973 during the nine months ended September 30, 2000.

Cycomm's net working capital at September 30, 2000 was $318,104 as compared to ($2,886,204) at December 31, 1999. The increase in net working capital is a direct result of Cycomm raising $4,840,000 in private equity placements. The additional capital was used to fund operations, purchase inventory and reduce outstanding payables.

Cycomm's auditors modified their audit report on the Company's consolidated financial statements for the year ended December 31, 1999 to include an explanatory paragraph regarding doubt over the Company's ability to continue as a going concern. Management is addressing the going concern issue with several actions, including expanding its sales force, adding resellers, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, Cycomm can fulfill its obligation to the Seller if payments are made before certain dates as specified in the agreement. Cycomm can elect to pay $700,000 by December 31, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002. Cycomm is currently on a payment schedule with the Seller. As of November 15, 2000, Cycomm has paid $200,000 in cash, and is negotiating an amendment to the payment plan under which Cycomm will issue $200,000 in Cycomm common stock to the seller in satisfaction of the payment due October 31, 2000. Cycomm intends to pay $700,000 to the Seller by December 31, 2000 in full satisfaction of the obligation.

On June 15, 1999 Cycomm entered into a settlement agreement with Infotech International, a Florida corporation involved in the resale of Cycomm's PCMobile computers. Cycomm was the plaintiff in a case alleging breach of contract and conversion of funds. Cycomm agreed to a payment plan in which Infotech would pay $592,959 plus interest and costs according to a fixed schedule prior to September 15, 2000. Infotech did not adhere to the terms of the payment plan, and owes Cycomm $702,948 as of November 1, 2000. Infotech is pursuing a business combination under which Infotech plans to merge with another company. Cycomm is negotiating with Infotech to satisfy the settlement agreement and to receive payment contemporaneously with the business combination.

A lawsuit was instituted against Cycomm on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of the Cycomm Secure Solutions subsidiary. The lawsuit alleges breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. Cycomm International denies any wrongdoing and liability and intends to vigorously defend the allegations.


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

                                    CYCOMM INTERNATIONAL INC.




Date:  November 20, 2000        /s/ Albert I. Hawk
                                    Albert I. Hawk
                                    President and
                                    Chief Executive Officer






Date: November 20, 2000         /s/ Robert M. Hutton
                                    Robert M. Hutton
                                    Vice President of Finance