Form 10-K
period 2000-12-31
CYCOMM INTERNATIONAL INC
filed 2001-04-02
CIK 869979

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                  FORM 10-KSB
(Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2000

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

Issuer's revenues for its most recent fiscal year.  $3,432,129

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2001 was approximately $7,356,757 (based on the closing sale price of $0.22 per share at which the stock was sold on March 30, 2001).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 30, 2001, 33,439,808 shares

                     Documents Incorporated by Reference
(1) Definitive  Proxy  Statement for 2001 Annual Meeting of  Stockholders  ---
Part III - Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
      Yes               No     X

                              TABLE OF CONTENTS
                                                                        PAGE

                                    Part I

Item 1.    Description of Business ...............................       3

Item 2.    Description of Property................................       11

Item 3.    Legal Proceedings......................................       11

Item 4.    Submission of Matters to a Vote of Security Holders....       12

                                   Part II

Item 5.    Market for Common Equity and Related Stockholder Matters      13

Item 6.    Management's Discussion and Analysis or Plan of Operation     14

Item 7.    Financial Statements...................................       18

Item 8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...........................       18

                                   Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section16(a) of the Exchange Act.......       19

Item 10.  Executive Compensation..................................       19

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management .............................................       19

Item 12.  Certain Relationships and Related Transactions..........       19

Item 13.  Exhibits and Reports on Form 8-K........................       19

Signatures........................................................       20

                                    PART I


ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

Cycomm International Inc. ("Cycomm") designs, manufactures and sells wireless rugged computing products and provides wireless services. Our products are specifically manufactured and designed to function in harsh environments such as extreme weather, shock, moisture and vibration, and are sold primarily to police agencies, fire departments, utilities, field services and other wireless mobile applications. All of Cycomm's products are designed for wireless use on multiple platforms. Cycomm offers a wireless turn-key solution for public safety and other mobile worker vertical markets.

History

        Cycomm was formed on April 30, 1986 by the amalgamation of two Ontario corporations under the laws of Ontario. Historically, our company has operated under various names, however, the name was changed to Cycomm International Inc. on February 20, 1992. Cycomm continued its incorporation on October 31, 1995 from Ontario, Canada to the State of Wyoming.

        At its formation in 1986, Cycomm was involved in the manufacturing and marketing of sonar activated marine buoyancy devices. Through a series of acquisitions, Cycomm's product line grew to include voice privacy and encryption technologies, engineering services for the U.S. government, secure computing devices, and ruggedized mobile laptop computers.

        In 1999, management decided to focus all of Cycomm's resources on the PCMobile line of ruggedized mobile laptop computers. Cycomm sold its other divisions and used the proceeds to repay debt and fund the growth of PCMobile.

        The wireless mobile computing market is growing rapidly. Our primary focus has been in the public safety industry, but we plan sell more into utility, field service, and other vertical markets. Our products are designed for wireless use, allowing users to access information through multiple wireless platforms.

Locations

        Executive Office. Cycomm's executive offices are located in McLean, Virginia. Our management is based in this office, along with sales, marketing, customer support, administration, financial, investment, and investor relations.

        Cycomm Mobile Solutions Inc. This subsidiary has two facilities, one located in Montreal, Quebec and the other in Melbourne, Florida. Design and manufacturing is completed at the Montreal facility. The Melbourne, Florida facility handles all repair and maintenance of Cycomm's products.

Product Description and Market

Ruggedized Computers.

        Cycomm manufactures a wireless ruggedized laptop computer line branded under the name "PCMobile" that is specifically designed for the public safety market. We currently market the PCMobile to police and fire departments and other public safety agencies as well as utility, commercial and industrial markets. The PCMobile is designed to withstand the extreme operating conditions in which off the shelf products would fail or become inoperable. Cycomm's products allow users to stay connected while operating away from the traditional office environment.

         The proprietary design and ruggedization of our product protects it from extreme conditions, or at least minimizes their adverse impact, enabling it to function in harsh environments. Computers are ruggedized by the selection and mounting of components, the design, configuration and fabrication of enclosures and electronics, and the application of special casings, seals and coatings. The encasement and keyboard are built with tougher materials, and the unit is sealed to protect the components against moisture, humidity, particles and temperature extremes.

        The PCMobile is designed to withstand a three foot drop onto concrete, and to operate in temperatures ranging from -22 to +140 degrees Fahrenheit. Our unit can also withstand, as well as severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. In the operational area, the hazards involve strong vibrations and shocks that result from rough handling and transportation as well as electric interference or internal thermal conditions. In certain situations, the signals emitted by other electronic equipment may interfere with and distort the proper functioning of computers. In addition, as increasingly more computing power is inserted into small spaces and containers, the heat generated by the computer itself may cause the processor to malfunction or fail.

Public Safety Market

          A significant market for ruggedized computers is the public safety market. New computer and ruggedization technologies have enabled public safety organizations to advance into mobile computing as a way to increase effectiveness and efficiency of the officers on the street. Cycomm's market research indicates that in the United States, the addressable market represents approximately 450,000 public safety vehicles in approximately 19,000 local police, sheriff and special police agencies. This represents a market of over $2.1 billion.

         The growth in the U.S. public safety market for rugged mobile computers is driven by several factors. There has been an increase in federal funding made available to local public safety agencies through the COPS MORE and other programs which are designed to increase the number of police on the street. There is also an effort to integrate dispatch, field data and communications systems. Also, there are currently more rugged mobile computer options, including the PCMobile, available to public safety organizations. As public safety agencies become more familiar and comfortable with the use and benefits of new technology, management believes that the market will continue to grow.

        Cycomm believes that there is a significant opportunities for its products internationally, and has begun efforts to address these markets. Cycomm has also begun to pursue the field service and utilities markets, which the Company believes will become a large component of future revenue.

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

Wireless Services

        Cycomm's products are wireless communications devices with secure capabilities. Cycomm offers a radio frequency ("RF") independent internet protocol ("IP") wireless platform for public safety agencies with less than 50 vehicles. The wireless platform is a turn-key solution, which is ideal for small agencies, which rarely possess the technical expertise to develop and build out an entire automated system.

        Cycomm has signed a partnership agreement to provide internet services, purchase wireless bulk time, and development integration. In addition, the wireless platform offered by Cycomm can support a number of applications in other markets, such as real estate, financial services and automotive. We believe that the market for these services is growing and will be an integral part of Cycomm's future growth.


Repair Services

        Cycomm Mobile Solutions Customer Service Group.   Cycomm provides
superior on-site and return-to-factory product support for its PCMobiles through its Customer Service Group. All Cycomm Field Technicians and Engineers are required to complete "A+ Certification" and in-house factory training courses in order to repair our products. We provide 24 hour toll free technical support to ensure our customers' problems are resolved quickly.

        Cycomm currently has an installed base of over 5,000 PCMobiles, many of which are reaching the end of the original warranty. We are aggressively pursuing extended warranty contracts with our customers, and view this as a valuable revenue source for our company.

Manufacturing and Supply

          Cycomm's design, engineering and manufacturing facilities are located
in Montreal, Quebec, Canada.   We design, engineer and test our rugged computers
in-house. We design our own printed circuit boards, which are manufactured by Original Equipment Manufacturers ("OEM's"). Cycomm purchases its circuit boards and other components from OEM's and tests and assembles the final products.

         Cycomm uses surface mount technology ("SMT") to attach components to the computer boards which enhances durability and ruggedness over conventional mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board and soldered. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. Cycomm fabricates the prototype of the board, tests it, purchases all the necessary components for the board and then provides them in kit form to a specialized board fabricator for both pilot and production runs.

        Our approach to design and outsourcing differs from that followed by most other rugged computer manufacturers which, we believe, purchase more commercial off the shelf circuit boards and components, then attempt to "ruggedize" the boards and components. Cycomm's approach to board fabrication allows it to maintain better control of the quality and delivery of the boards, and to produce a computer that can withstand more extreme operating conditions.

          We anticipate that we will continue to outsource board fabrication. Given the rapid changes in computer technology, Cycomm is not capable of keeping abreast of the costly purchase requirements for new production equipment necessary in the precise placement of electronic components on boards. Outsourcing allows Cycomm's products to receive the benefit of the latest technological developments at an acceptable cost. Once the boards are completed, they are tested by the fabricator and, upon satisfactory completion of such tests, are shipped to Cycomm. When delivered, Cycomm further tests the complete boards and other components and then assembles the computers. Apart from the printed circuit boards, the components that Cycomm purchases from external sources include chassis, wire harnesses, computer chips, keyboards, displays and metal cases.

         Cycomm does not assemble its products on a continuous mass-production basis. Instead, our computers are usually assembled on a batch basis in which products move irregularly from station to station. Because our production runs rarely reach the volume levels of commercial production, there are no or few economies of scale and related cost reductions that are achievable. Tests are performed at various stages of the process according to the Cycomm's standards or as requested by specific customers. Further testing of products is generally accomplished at the end of the assembly process.


        Generally, Cycomm is not a party to any formal written contract regarding the deliveries of its hardware, supplies and components or their fabrication. It usually purchases such items pursuant to written purchase orders of both individual and blanket variety.
Blanket purchase orders usually entail the purchase of a larger amount of items at fixed prices for delivery and payment on specific dates.

          Cycomm relies on one board fabricator located within the same geographical area as its design, engineering and assembly facilities. Certain components used in our computers are obtained from sole sources, such as C-MAC and Performag. Cycomm has also licensed its software from sole sources, including Microsoft and Phoenix Technology. Cycomm has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, Cycomm has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on business. Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, the Cycomm may have to curtail the production and sale of its computers for an indefinite period.


         Cycomm has entered into licensing arrangements for certain hardware and software elements contained in, or used in conjunction with, its computers. These agreements are usually non-exclusive, provide for minimum fees and royalties related to sales to be paid by Cycomm to the particular licenser, run for a limited term and are subject to other terms, conditions and restrictions.

         Cycomm receives its basic operating software system MS-DOS with various Windows versions from Microsoft, Inc. pursuant to such licensing arrangements. Cycomm also obtains from Phoenix Technologies, Inc. its BIOS (Basic Input/Output System) pursuant to a separate license agreement. Under either arrangement, Cycomm may modify such software and occasionally alter the BIOS for special situations. The termination, suspension or curtailment of these or other licensing arrangements to which Cycomm is a party may have a material adverse impact on its business and operations.

         Although Cycomm relies on a limited number of companies in the manufacture of our products, we believe that the specific parts employed in the manufacturing process are available from a variety of suppliers. Further, we believe that additional manufacturing sources could be found if necessary. We believe that our relationships with our suppliers are satisfactory.

Marketing and Sales

         Cycomm markets and sells its products through an internal sales force of ten individuals, approximately fifty resellers in the United States and approximately four resellers internationally. Our resellers cover approximately all fifty states, including Washington, DC, and our foreign distributors operate in ten countries, including England, France, Israel, Japan, Germany, South Korea and Portugal.

         Cycomm's relationship with its resellers is generally governed by a written contract, terminable on 30 days' prior notice. These contracts usually provide for non-exclusive territorial and product representation and discounts off the list price on standard products based on the individual resellers annual sales volume. Discounts on non-standard products and custom engineering are usually subject to negotiation between the parties in accordance with the terms of the contract and are priced on a case-by-case basis dependent upon the level of effort in design, test, manufacture, warranty and support.

         Cycomm's resellers typically purchase our products and then resell them to their customers. These resellers accounted for an aggregate of approximately 67% of the Company's sales. Cycomm has reseller agreements with Unisys, TRW, Ericcson, GE Capital, PRC/Litton, NTT, GTE and Matra for its rugged computers. The loss of certain of such resellers may have a material negative effect on Cycomm's business.

        We promote our rugged computing products through the dissemination of product literature, attendance and exhibition at trade shows and the distribution of news releases on special developments to trade magazines and newsletters to an extensive customer list. We also advertise in trade periodicals. Management believes that, to date, most of Cycomm's sales leads have been generated by trade shows, our web sites and word-of-mouth referrals.

         In the public safety and government market, the sales cycle for Cycomm's products usually involves a number of complicated steps and can take from three months to one year. Sales to the public safety and government markets are greatly influenced by special budgetary and spending factors pertinent to these organizations.


Warranty and Customer Service

          Cycomm usually provides a one to three year limited warranty on all its products covering both parts and labor, however extended warranties may be purchased by customers. Additionally, Cycomm offers a lifetime warranty on the magnesium cases of the PCMobile. We repair or replace products that are defective during the warranty period if proper usage and preventive maintenance procedures have been followed by its customers. Repairs that are necessitated by misuse of such products or are required beyond the warranty period are not covered by its normal warranty.

         In cases of defective products, the customer typically returns them to Cycomm's repair and maintenance facility. Service personnel replace or repair the defective items and ship them back to the customer. Generally, all servicing is done at our repair facility and customers are charged a fee for those service items that are not covered by warranty. In addition to extended warranties, we offer maintenance and service contracts.

         Cycomm's customer service personnel answer technical questions from customers and offer solutions to their specific applications problems. In certain instances, customer service personnel receive and process orders for product demonstrations, disseminate pricing information and accept purchase orders for computers.


Backlog

      On December 31, 2000, the Company had a backlog of contracts and purchase orders of approximately $20.0 million in its mobile computing segment as compared to $3.1 million at December 31, 1999. Backlog consists of contracts and purchase orders for computer equipment and peripherals to be manufactured and delivered usually during the upcoming 12 to 18 months. The contracts and purchase orders define the price and specifications of the equipment to be delivered. However, due to the nature of the business, the backlog at any particular date may not be indicative of Cycomm's revenues or other operating results for any subsequent fiscal period. Cycomm cannot, therefore, assure that the backlog will be realized as revenue.

Reliance Upon Certain Customers

        Cycomm is not dependent upon any single customer that purchases its products. However, sales to one major customer comprised 23% of sales for the year ended December 31, 2000. Sales to three major customers comprised 22%, 15% and 13% respectively, of sales for the year ended December 31, 1999.

Research and Development

        The markets served by Cycomm are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our business requires substantial ongoing research and development efforts and expenditures. Cycomm's future success will depend in large measure on its ability to enhance its current products, and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. Cycomm's research and development activities are primarily accomplished on an in-house basis, sometimes supplemented by third-party subcontractors and consultants.

        During the years ended December 31, 2000 and December 31, 1999, Cycomm spent $784,296 and $824,353, respectively, on research and product development, primarily for development of new products and products complementary to the existing line of wireless rugged computer products. Cycomm anticipates additional research and development expenditures on future development of products.


Regulatory Approvals

        Some of our products are subject to approval by the Federal Communications Commission ("FCC") in the United States. The FCC requires that products not exceed certain levels of radio wave emanation so that they will not interfere with other electronic equipment. Furthermore, telephone products must meet certain standards for interfacing into the telephone line, such as impedance matching and isolation. All of Cycomm's products have received FCC approval for both radiation and telephone connection.

         Under certain circumstances, Cycomm is also subject to certain U.S. State Department and U.S. Department of Commerce requirements involving prior clearance of foreign sales. Such export control laws and regulations either ban the sale of certain equipment to specified countries or require U.S. manufacturers and others to obtain necessary federal government approvals and licenses prior to export. As a part of this process, Cycomm generally requires its foreign distributors to provide documents that indicate that the equipment is not being transferred to, or used by, unauthorized parties abroad.

         Cycomm and its agents are also governed by the restrictions of the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits the promise or payment of any money, remuneration or other items of value to foreign government officials, public office holders, political parties and others with regard to the obtaining or preserving of commercial contracts or orders.
These restrictions may hamper Cycomm in its marketing efforts abroad.

        To date, Cycomm has been able to comply with all governmental requirements without incurring significant costs. However, Cycomm cannot determine the extent to which future earnings may be affected by new legislation or regulations affecting its industry.

Competition

        Cycomm competes in the wireless rugged computer business with a wide variety of computer manufacturers and repackagers, some of which are larger, better known and have more resources in finance, technology, manufacturing and marketing. We compete based on customization capabilities, price, performance, delivery and quality.

         Typically, the companies that market and sell ruggedized computers are repackagers having little or no input in the design of their electronics and the selection and mounting of components on printed circuit boards. They usually purchase the computer boards and sub-assemblies in an "as is" condition from commercial manufacturers. The major contribution of the repackagers to the protection of the computer is a tougher box in which the computer is housed. However, in many cases even this stronger covering fails to shield the computer from the penetration of rain, snow, fog, dust or other particles. In contrast, Cycomm uses industrial-type or customized components for most of its computers rather than strictly ordinary commercial components, which are used by many of our competitors. In addition, Cycomm designs its boards, the computer's outer case, keyboards, subassemblies and other elements in order to maximize the ruggedness of its products, to furnish customization of electronics and software to give the customer greater control over configuration and components.

         In the public safety markets, Cycomm will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are ubject to specific rules and regulations with which Cycomm must comply. However, Cycomm is often one of only a few companies whose products meet the required specifications designated by such customers.

          In most cases, Cycomm tends to be the higher priced bidder for public safety bids. The reasons for this situation are numerous. We design our computers on an overall basis to assure their ruggedness and use in the most demanding circumstances. Accordingly, we generally use more expensive components than our competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. Cycomm's computers are custom built to our customers specifications. Consequently, our products are more expensive, but generally function at a higher level of performance and reliability than the products of our competitors.

        For those applications in which harsh environmental and operational conditions exist, customers are sometimes willing to pay higher prices, especially where few, if any, other companies offer similar devices. In those less demanding circumstances, Cycomm's products sell at a competitive disadvantage and are often not purchased because the applications do not justify its higher prices.

Environmental Issues

        Compliance cost with environmental laws is not expected to materially adversely affect the business of the Company.

Employees

        We currently employ approximately 70 people, of whom approximately 20 are employed in the United States and 50 are employed in Canada. Approximately 15 employees work in customer sales and service, 18 employees work in administration, 14 employees work in research and development and 23 employees work in manufacturing.

         Cycomm's employees are not covered by a collective bargaining agreement or represented by a labor union. Cycomm considers its relationship with its employees to be satisfactory.

         The design and manufacture of our equipment requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and mathematics. While management believes that the capability and experience of our technical employees compares favorably with other similar manufacturers, there can be no assurance that we can retain existing employees or attract and hire the highly capable technical employees necessary in the future on terms deemed favorable to our company.

ITEM 2.     DESCRIPTION OF PROPERTY

As of December 31, 2000, the Company leased the following facilities:

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


ITEM 3.     LEGAL PROCEEDINGS

         On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, Cycomm can fulfill its obligation to the Seller if payments are made before certain dates as specified in the agreement. Cycomm can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to April 30, 2002.  On February 3, 2000, the settlement was amended to allow

Cycomm until December 31, 2000 to pay $700,000 in full satisfaction of its obligation to the seller. As of December 31, 2000, Cycomm had paid $400,000 to the seller. On March 28, 2001, the settlement was amended to allow Cycomm until June 30, 2001 to pay the remaining $300,000 in full settlement of the obligation. Cycomm agreed to issue 100,000 shares of common stock to M3i as consideration for agreeing to this amendment.


          On June 15, 1999, Cycomm entered into a settlement agreement with Infotech International, a Florida corporation involved in the resale of Cycomm's PCMobile computers. Cycomm was the plaintiff in a case alleging breach of contract and conversion of funds. Cycomm agreed to a payment plan in which Infotech would pay $592,959 plus interest and costs according to a fixed schedule prior to September 15, 2000. Infotech paid $110,000 to Cycomm before defaulting on the payment schedule. Infotech subsequently merged with another company to form MobileTec International. On March 6, 2001, Cycomm agreed to a new settlement in which MobileTec paid Cycomm $150,000 in cash, and Cycomm received 500,000 shares of MobileTec common stock in full settlement of all obligations outstanding. MobileTec is privately held, and Cycomm has assigned no value to the shares received.

         A lawsuit was instituted against Cycomm on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of our Cycomm Secure Solutions subsidiary. The lawsuit alleged breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. On January 24, 2001, Mr. Gangemi was awarded damages of $101,500 plus interest. Cycomm is currently appealing the judgment.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Cycomm did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                   PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Cycomm's common stock is traded on the Over-the-Counter Bulletin
Board ("OTCBB") under the symbol "CYII". Cycomm began trading on the OTCBB on May 5, 1999. Previously, Cycomm's common stock had been traded on the American Stock Exchange ("AMEX"), however on April 30, 1999, Cycomm was delisted from the AMEX for failure to meet the minimum listing criteria. Specifically, Cycomm did not meet the minimum stockholder's equity requirement and had incurred consistent net losses in the prior five fiscal years.

The following tables set forth the reported high and low sales prices as reported by OTCBB or AMEX for the periods indicated:


                                              High                 Low
Year Ended December 31, 2000
      First quarter                          $3.56                $0.66
      Second quarter                          2.31                 0.88
      Third quarter                           1.31                 0.63
      Fourth quarter                          1.12                 0.29

Year Ended December 31, 1999
      First quarter                          $1.88                $0.63
      Second quarter                         $0.81                 0.25
      Third quarter                           0.90                 0.38
      Fourth quarter                          0.72                 0.40

         On March 28, 2001, as reported by Cycomm's transfer agent, shares of common stock were held by 989 persons, based on the number of record holders, including holders who are nominees for an undetermined number of beneficial owners.

         Cycomm has not paid any dividends and has no present intention of paying dividends on the common stock in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of Cycomm's Board of Directors and will be dependent on the earnings, financial condition, and capital requirements of Cycomm and any other factors the Board of Directors may consider relevant. Cycomm is required to pay dividends on its 10% convertible redeemable preferred stock. Dividends on the preferred stock can be paid in either cash or in shares of Cycomm's common stock. To date, all dividends have been paid in shares of common stock.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

            The following discussion should be read in conjunction with the financial statements and related notes, which are included elsewhere in this report. Statements made below which are not historical facts are forward-
looking statements.   Forward-looking statements involve a number of risks and
uncertainties including, but not limited to, general economic conditions, our ability to ability to execute our plans to increase revenues and market share, competitive factors and other risk factors, not all of which are detailed here.

Results of Continuing Operations

            On June 21, 1999 Cycomm completed the sale of its secure computing segment, Cycomm Secure Solutions Inc. ("CSS"). CSS had a history of losses, including losses from operations of $1.6 million in the period from January 1, 1999 to the date of the sale. The CSS subsidiary had been a significant drain on Cycomm's cash resources. The operating results of CSS for the year ended December 31, 1999 are not included in results from continuing operations, and are classified on a separate line item on the income statement.

         Cycomm completed the sale of its secure communications equipment subsidiary, Val-Comm Inc. on August 21, 1999. Val-Comm had been slightly profitable, and had net income of $112,163 in the period from January 1, 1999 to the date of the sale. Results of operations from Val-Comm have been excluded from results from continuing operations, and are classified separately on the income statement.

         The results of continuing operations for the years ended December 31, 2000 and December 31, 1999 reflect only the results of Cycomm's PCMobile product line and the results of the parent company.

         The revenues for the year ended December 31, 2000 were $3,432,129, which represents an increase of $168,951 from revenues of $3,263,178 for the prior year. Sales for both periods were below management's expectations. Cycomm had anticipated that deliveries under its $16 million contract with Montgomery County, Maryland would begin in the year ended December 31, 2000, however the project was delayed and Cycomm did not receive the first purchase order under the contract until January 2001.

         Cost of sales for the year ended December 31, 2000 was $3,461,560 as compared to cost of sales of $3,012,410 for the prior year. Cycomm had gross margins of (1%) in the year ended December 31, 2000, as compared to gross margins of 8% in the prior year. Cycomm's cost of sales for 2000 includes warranty costs of $639,165, as compared to warranty costs of $364,150 in 1999. Warranty costs related primarily to the replacement of defective hard drives from one of our suppliers, and the correction of an error with our real-time clocks in units with 586 processors. Cycomm's cost of sales for 2000 also includes a write-off of $351,895 related to motherboards with 586 processors. For both the year ended December 31, 2000 and December 31, 1999, margins were below management's expectations. Cycomm prices its PCMobiles to attain gross margins within a range of 30% to 40%, however at low sales levels, manufacturing overhead is spread over fewer products, increasing the cost of production per unit and lowering margins.

         Operating expenses decreased to $4,708,284 for the year ended December 31, 2000 as compared to $5,325,866 for the prior year. Selling, general and administrative ("SG&A") expenses were $3,835,302 for the year ended December 31, 2000, as compared to $3,889,300 for the year ended December 31, 1999. The decrease was a result of reductions in managerial and overall headcount, lower facilities costs from the relocation of Cycomm's repair and maintenance facility and other cost reductions.

         Depreciation and amortization decreased from $612,213 in 1999 to $88,686 in 2000. The decrease of $523,527 is primarily the result of the write-off of goodwill related to the Cycomm Mobile Solutions subsidiary in 1999, and the amortization of PCMobile demonstration units in 1999. Amortization of goodwill in 1999 totaled $144,800, and amortization of the demonstration units was $316,616 in 1999.

         Research and development ("R&D") costs were $784,296 for the year ended December 31, 2000 as compared to $824,353 for the year ended December 31, 1999. The 2000 R&D expenditures consisted of development of the Pentium III PCMobile and our multimedia docking station.

         Interest expense for the year ended December 31, 2000 was $431,473 as compared to $456,651 for the prior year. Interest on convertible debentures in 2000 was $60,229, as compared to convertible debenture interest of $257,222 in 1999. However, this decrease in interest was offset by increased interest charges paid to certain suppliers in 2000 totaling $114,969. No interest charges were paid to vendors in 1999.

         In 1999, Cycomm made the determination that the goodwill related to the purchase its Cycomm Mobile Solutions ("CMS") subsidiary was impaired. CMS had a history of operating losses and negative cash flows from operations. Cycomm wrote off $838,202 related to the impairment of CMS goodwill in the year ended December 31, 1999.

         Net loss from continuing operations was $5,143,095, or $0.20 per share, for the year ended December 31, 2000 as compared to $6,241,703, or $0.46 per share for the year ended December 31, 1999. The decrease in net loss from continuing operations is the result of the factors discussed above.

         The loss from discontinued operations from the Company's Cycomm Secure Solutions ("CSS") subsidiary was $1,613,044 for the year ended December 31, 1999. The 1999 results are for the period ended March 4, 1999, the date of the decision to sell the assets of CSS. Prior to the date of the sale, production was decreased and certain cost reductions were made. The loss on the sale of Cycomm Secure Solutions' assets was $1,535,643.

         Income from discontinued operations from the Company's Val-Comm subsidiary was $112,163 for the year ended December 31, 1999. The 1999 results are for the period ended August 21, 1999, the date of the sale of Val-Comm.

Cycomm recognized a gain of $265,746 on the disposal of Val-Comm Inc.

         Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the year ended December 31, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.04 per share, for the year ended December 31, 2000.


Liquidity and Capital Resources

         Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various debt and equity related financings. At December 31, 2000, Cycomm had cash and cash equivalents of $301,110.

         In the year ended December 31, 2000, cash used in operations amounted to $5,147,685, largely due to Cycomm's loss from continuing operations of $5,143,095. Cash used in investing activities was $47,698, related to the purchase of fixed assets.  Cash provided by financing activities was
$5,473,626 for the year ended December 31, 2000.   Cycomm obtained cash totaling
$5,364,999 as a result of seven separate private equity placements of common stock and the exercise of non-employee stock options. Additionally, during 2000 Cycomm obtained $353,000 from the issuance of its Series F convertible preferred stock. Cycomm had a net decrease of $239,584 in borrowings under the secured credit facility during 2000.

         Cycomm's net working capital increased to ($801,871) at December 31, 2000, from ($2,851,188) at December 31, 1999. The increase is primarily the result of the dissolution of our Cycomm Secure Solutions ("CSS") subsidiary. On June 29, 2000, CSS was legally dissolved, which allowed Cycomm to eliminate liabilities of $1,119,273, and recognize a gain on the dissolution. Cash increased by $278,243, as Cycomm raised funds in excess of cash used in operations and in the acquisition of fixed assets. Inventories increased by $763,002 in the year ended December 31, 2000 as Cycomm prepared to begin delivery on its $16 million contract with Montgomery County, Maryland. However these increases in assets were largely offset by the decrease in accounts receivable of $678,652, due to collections and low sales volumes. Liabilities decreased as Cycomm recognized deferred revenue of $770,122 in the year ended December 31, 2000. Cycomm repaid amounts due on its revolving line of credit by $239,584. Accrued liabilities increased by $582,745 in 2000, due to increased accruals for potential legal losses and for employee vacation and sick leave. The acquisition earn-out obligation decreased, as Cycomm made payments in cash and common stock totaling $400,000 towards the settlement in 2000.

         Cycomm's auditors modified their report to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management is addressing the going concern issue with several actions, including expanding its sales force, adding resellers, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

ITEM 7.       FINANCIAL STATEMENTS

Cycomm's financial statements are located in a separate section of this Annual Report on Form 10-KSB. See Item 13. Exhibits and Reports on Form 8-K and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSRUES ABOUT MARKET RISK

While Cycomm is exposed to changes in interest rates as a result of its outstanding debt, Cycomm does not currently utilize any derivative financial instruments related to its interest rate exposure. Total debt outstanding at December 31, 2000 was $675,520, related to borrowings on a variable rate secured line of credit. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have increased Cycomms net loss by approximately $26,000 for the year December 31, 2000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2001.

Section 16 Reports

         The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is presented under the caption " Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2001.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB. No individual items included in accrued expenses on the balance sheet was greater than 5% of the respective total on the balance sheet.

       (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.

                                                                  Page Number

            1.1   Certificate of Incorporation                        (1)
            1.2   Certificate of Incorporation on Change of Name      (1)
            1.3   Certificate of Continuance                          (1)
            1.4   Amended Articles of Incorporation                   ___
            10.6  Asset Purchase Agreement among and between          (4)
                  9036-8028 Quebec, Inc., Cycomm International Inc.
                  and M3i Technologies, Inc. and M3i Systems Inc.
                  date June 21, 1996
            10.7  Management Services Agreement - Albert I. Hawk      (5)
            10.11 Commercial Revolving Loan, Additional Loan and
                  Security Agreement by and among the Company
                  and American Commercial Finance Corp.               (7)
            10.12 Cycomm International Inc. 1997 Stock Option Plan    (7)
            10.13 Stock Purchase Agreement and Certificate of
                  Designation of Series B Convertible Redeemable
                  Preferred Stock                                     (7)
            21.1  Subsidiaries of the Registrant                      ___
            23.1  Consent of Independent Auditors                     ___
            27    Financial Data Schedule                             ___

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


                                          CYCOMM INTERNATIONAL INC.


Date: March 30, 2001                      By:
                                             Albert I. Hawk
                                             President and
                                             Chief Executive Officer
                                            (Principal Executive Officer)


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


By:                                                         March 30, 2001
      Albert I. Hawk, President and
      Chief Executive Officer

By:                                                         March 30, 2001
      Hubert Marleau, Director

By:                                                         March 30, 2001
      Lt. Gen. Thomas A. Stafford,
      Director (USAF - ret)

By:                                                         March 30, 2001
      Steven Sparks, Director

Exhibit 23.1


                       Consent of Independent Auditors





We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-45882, Form SB-2 No. 333-54052 and Form SB-2/A
No. 333-37056) of Cycomm International Inc., of our report dated March 28, 2001, with respect to the consolidated financial statements of Cycomm International Inc. included in this Annual Report (Form 10-KSB) for the year ended December 31, 2000.



McLean, Virginia
March 28, 2000

            Cycomm International Inc. and Subsidiary
            Index to Consolidated Financial Statements
               For the Year Ended December 31, 2000,
               and the Year Ended December 31, 1999


Report of Independent Auditors                               F-2
Consolidated Balance Sheets                                  F-3
Consolidated Statements of Operations                        F-4
Consolidated Statements of Cash Flows                        F-5
Consolidated Statements of Stockholders' Deficit             F-6
Notes to Consolidated Financial Statements                   F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cycomm International Inc. and Subsidiary



         We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations and has a working capital deficiency and an accumulated deficit. Further, the Company was not in compliance with the terms of its debt agreements at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



McLean, Virginia
March 28, 2001                                           /s/ Ernst & Young LLP

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                     December 31,   December 31,
                                                         2000           1999
ASSETS
Current assets:
 Cash and cash equivalents                              $301,110        $22,867
 Accounts receivable, less allowance for doubtful
  accounts of $50,000 and $254,000, respectively         522,119      1,200,771
 Inventories, net of allowance for obsolete
  inventory of $127,227 and $131,339, respectively     1,607,059        844,057
 Deposits with materials suppliers                       283,449        283,449
 Amount due from private placement                          ---         125,000
 Foreign taxes receivable                                 96,948         84,020
 Amount due from sale of Val-Comm, Inc.                     ---          65,966
 Prepaid expenses                                         78,192          6,823
Other assets                                              14,520         42,284
                                                       ---------      ---------
  Total current assets                                 2,903,397      2,675,237

Equipment, net                                           227,728        269,780
                                                      ----------      ---------
Total assets                                          $3,131,125     $2,945,017
                                                      =========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable - trade                             $1,396,182     $2,416,883
 Accrued liabilities                                   1,296,382        685,952
 Acquisition earn-out obligation                         300,000        700,000
 Deferred revenue                                           ---         770,122
 Dividends payable on preferred stock                     28,466         33,575
 Current portion of capital lease obligations              8,718          4,789
 Revolving credit facility                               675,520        915,104
                                                       ---------      ---------
   Total current liabilities                           3,705,268      5,526,425

Capital lease obligations, less current portion           25,127         12,409
Convertible debentures, subsequently converted into
 preferred stock                                            ---       3,000,000
Convertible debentures, subsequently converted into
 common stock                                               ---         500,000

Stockholders' deficit:
 Convertible preferred stock, $50,000 par value,
  unlimited authorized shares, 11 and 7 shares
  issued and outstanding at December 31, 2000 and
  December 31, 1999, respectively                        560,500        296,250
 Common stock, no par value, unlimited authorized
  shares, 34,145,982 and 16,807,696 shares issued and
  30,145,982 and 16,807,696 outstanding at December
  31, 2000 and December 31, 1999, respectively        63,653,477     54,315,402
 Notes receivable - stockholders                         (66,714)       (60,511)
 Accumulated deficit                                 (64,746,533)   (60,644,958)
                                                     -----------    -----------
  Total stockholders' deficit                           (599,270)    (6,093,817)
                                                      ----------     ----------
Total liabilities and stockholders' equity deficit    $3,131,125     $2,945,017
                                                      ==========     ==========

                           (See accompanying notes)

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended    Year ended
                                                     December 31,   December 31,
                                                         2000          1999
                                                        -----         -----
Sales                                                  $3,432,129    $3,263,178
Cost of sales                                           3,461,560     3,012,410
                                                        ---------     ---------
Gross profit                                              (29,431)      250,768

Expenses:
 Selling, general and administrative                    3,835,302     3,889,300
 Research and product development                         784,296       824,353
 Depreciation and amortization                             88,686       612,213
                                                        ---------     ---------
                                                        4,708,284     5,325,866
                                                       ----------    ----------
Loss from Operations                                   (4,737,715)   (5,075,098)

Other Income (Expense)

 Interest income                                           44,008        18,248
 Interest expense                                        (431,473)     (456,651)
 Loss on disposal of fixed assets                         (22,500)         ---
 Goodwill impairment                                         ---       (838,202)
 Other income                                               4,585       110,000
                                                         --------    ----------
                                                         (405,380)   (1,166,605)
                                                         --------    ----------

Loss from Continuing Operations                        (5,143,095)   (6,241,703)

Discontinued Operations:
 Income from operations of discontinued
  operation: Val-Comm, Inc.                                  ---        112,163
 Gain on disposal of discontinued operation:
  Val-Comm, Inc.                                             ---        265,746
 Loss from operations of discontinued operation:
  Cycomm Secure Solutions Inc.                               ---     (1,613,044)
 Loss on disposal of discontinued operation:
  Cycomm Secure Solutions Inc.                               ---     (1,535,643)
 Gain on dissolution of discontinued operation:
  Cycomm Secure Solutions Inc.                          1,119,273          ---
                                                       ----------    ----------
Net loss                                               (4,023,822)   (9,012,481)

 Beneficial return on preferred shares                   (117,500)     (100,000)
                                                      -----------   -----------
Net loss attributable to common stockholders          $(4,141,322)  $(9,112,481)
                                                      ===========   ===========

Earnings per share - basic and diluted
Loss per share from continuing operations                  $(0.20)       $(0.46)
Income per share from discontinued operation                  ---          0.01
 Val-Comm, Inc.
Income per share on disposal of Val-Comm, Inc.                ---          0.02
Loss per share from discontinued operation
 Cycomm Secure Solutions Inc.                                 ---         (0.12)
Loss per share on disposal of Cycomm Secure                   ---         (0.11)
 Solutions Inc.
Gain per share on dissolution of Cycomm Secure               0.04           ---
 Solutions Inc.
Net loss per share attributable to beneficial
 return on preferred shares                                 (0.00)        (0.01)
                                                            -----         -----
Net loss per share attributable to common
 stockholders                                              $(0.16)       $(0.67)
                                                           ======        ======

Shares used in the calculation of basic and diluted
 net loss per share                                    26,138,625    13,694,064
                                                       ==========    ==========

                           (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                       2000            1999

Operating activities
 Net loss                                           $(5,143,095)    $(6,241,703)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       88,686         612,213
     Non-cash compensation                                 ---          263,458
     Goodwill impairment                                   ---          838,202
     Loss on disposal of fixed assets                    22,500            ---
 Change in operating assets and liabilities            (115,776)      2,490,637
                                                     ----------       ----------
 Cash used in operating activities                   (5,147,685)     (2,037,193)
                                                     ----------      ----------

Investing activities
 Purchase of equipment                                 (47,698)            ---
 Net increase in notes receivable                         ---            (2,000)
 Proceeds from sale of marketable securities              ---           496,034
                                                       -------          -------
Cash (used in) provided by investing activities        (47,698)         494,034
                                                       -------          -------

Financing activities
 Issuance of common stock, net of issuance costs     5,364,999        1,738,842
 Issuance of preferred stock, net of issuance
  costs                                                353,000          516,000
 Net borrowings under revolving credit
  facilities                                          (239,584)      (1,044,441)
 Proceeds from issuance of convertible
  debentures                                              ---           500,000
 Repayment of notes payable and convertible
  debentures                                              ---           (15,777)
 Repayment of obligations under capital leases          (4,789)          (9,686)
                                                     ---------        ---------
Cash provided by financing activities                5,473,626        1,684,938
                                                     ---------        ---------

 Proceeds from sale of discontinued operation:
  Cycomm Secure Solutions Inc.                            ---           800,000
 Cash provided by (used in) discontinued
  operation: Cycomm Secure Solutions Inc.                 ---        (1,743,677)
 Proceeds from sale of discontinued operation:
  Val-Comm, Inc.                                          ---           188,000
 Cash provided by discontinued operation:
  Val-Comm, Inc.                                          ---            68,788
                                                        ------         --------

Increase (decrease) in cash and cash equivalents
 during the year                                       278,243         (545,110)
Cash and cash equivalents, beginning of year            22,867          567,977
                                                      --------          -------
Cash and cash equivalents, end of year                $301,110          $22,867
                                                      ========          =======

                           (See accompanying notes)

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    Preferred   Preferred     Common      Common    Accumulated
                     Shares       Stock       Shares      Stock      Deficit
Balance,
 December 31, 1998       8      $360,000   12,210,311  $51,674,618 ($51,600,647)
Net Loss               ---          ---          ---          ---    (9,012,481)
Issuance of
 common stock:
 Private placement -
  Common stock         ---          ---     3,626,907    1,765,987         ---
Value of options
 issued to
 non-employees         ---          ---          ---       263,458         ---
Issuance of
 preferred stock:
 Issuance -
  Series C
  preferred stock        6      247,500          ---          ---          ---
 Issuance -
  Series  D
  preferred stock        6      268,500          ---          ---          ---
 Reversal of
  conversion
  of Series B
  preferred stock        1       45,000      (21,745)     (46,753)         ---
 Conversion of
  preferred stock      (14)    (624,750)     992,223      658,092          ---
Dividends on
 preferred stock       ---         ---          ---          ---       (31,830)
                      ----     --------   ----------  -----------  -----------
Balance,
 December 31, 1999       7     $296,250   16,807,696  $54,315,402  ($60,644,958)
                      ====     ========   ==========  ===========  ============
Net Loss               ---         ---          ---          ---     (4,023,822)
Issuance of
 common stock:
 Sale of
  common stock         ---         ---     9,400,000    5,290,000          ---
  Shares issued
   in settlement
   of vendor
   obligation          ---         ---       194,283       84,012          ---
  Shares issued
   in settlement of
   obligation of
   acquisition
   earn-out            ---         ---       400,000      200,000          ---
  Conversion of
   debenture
   into common
   stock               ---         ---     1,034,904       517,452         ---
  Exercise of
   stock
   options and
   warrants            ---         ---       345,833        74,999         ---
Issuance of
 preferred stock:
 Conversion of
  debentures
  into Series E
  preferred stock       30    3,000,000          ---          ---          ---
 Issuance -
  Series F
  preferred stock        9      353,000          ---          ---          ---
 Conversion of
  preferred stock      (35)  (3,206,250)    1,963,266    3,289,112         ---
Beneficial
 conversion
 rights on
 preferred stock       ---      117,500          ---      (117,500)        ---
Dividends on
 preferred stock       ---         ---           ---          ---       (77,753)
                      ----     --------    ----------  ----------- ------------
Balance,
 December 31, 2000      11     $560,500    30,145,982  $63,653,477 ($64,746,533)
                      ====     ========    ==========  =========== ============

                           (See accompanying notes)

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. ("Cycomm") is a manufacturer of wireless, ruggedized mobile computers, branded under the name "PCMobile". Cycomm is based in McLean, Virginia, with a manufacturing facility in Montreal, Quebec and a repair and maintenance facility in Melbourne, Florida.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $5.1 million for the year ended December 31, 2000 and as of that date had a working capital deficit of approximately $800,000 and an accumulated deficit of $64.7 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2000. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. In 2000, we expanded our sales force from two regional sales representatives and one inside sales person, to four sales representatives, four inside sales people, a vice president of sales and a manager of new business development. We increased our attendance at industry trade shows and increased our marketing.

We have raised additional capital, which was used to fund operations, including the growth of our sales force. Looking forward, Cycomm intends to grow its PCMobile division by implementing plans to increase market share and revenue. We plan to fund operations through working capital, borrowings on our secured line of credit and through private equity placements.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 2000, we raised $5,718,000 in private equity placements. Subsequent to December 31, 2000, Cycomm has raised $761,500 in private equity placements (See Note 20: Subsequent Events for further detail).

These consolidated financial statements do not give effect to any adjustments which would be necessary should Cycomm be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. In the event that Cycomm is unable to achieve its plans to fund operations, Cycomm will consider further cost reductions and may be required to seek protection under the United States Bankruptcy Code.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Cycomm and its wholly-owned subsidiary after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents

Cycomm considers all short-term deposits with a maturity of three months or less to be cash equivalents.

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

Equipment and Depreciation

Equipment is carried at the lower of cost or market less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the fixed assets as follows:

      Equipment under capital lease       Term of the respective lease
      Furniture and fixtures              5 to 7 years
      Research equipment                  3 to 10 years
      Computer equipment                  3 to 7 years
      Office equipment                    5 to 7 years
      Manufacturing equipment             3 to 7 years

Amortization of leasehold improvements is calculated on a straight-line basis over the term of the respective lease.

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

Revenue Recognition

Product sales, less estimated returns and allowances, are recorded at the time of shipment. Revenue is recognized when it meets four basic criteria:
(1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

Product Warranty

Cycomm provides a three year warranty for its PCMobile computers which excludes certain components. The rechargeable batteries and some hard drives are covered by a one year warranty, while the magnesium casing of the PCMobile comes with a limited lifetime warranty. A reserve is established to cover estimated warranty costs during this period. Warranty reserves are included in accrued liabilities and for the years ended December 31, 2000 and 1999 were $677,100 and $233,739 respectively and are included in accrued liabilities.

Advertising Costs

Cycomm expenses advertising costs as incurred. Such costs were insignificant in 2000 and 1999.

Foreign Currency Transactions

The Company considers the functional currency of its foreign subsidiary to be the U.S. dollar. Exchange adjustments from foreign currency transactions are recognized in income and were insignificant in 2000 and 1999.

Earnings Per Share

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for 2000 and 1999 are charges of $117,500 and $100,000 related to the beneficial conversion feature of Cycomm's convertible preferred stock. For the years ended December 31, 2000 and 1999, the effect of the exercise of stock options, warrants and the conversion of preferred stock and debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

A summary of the Company's components of earnings per share are as follows:

                                                     For the year December 31,
                                                        2000            1999
                                                       ------          ------
 Loss before discontinued operations                (5,143,095)     (6,241,703)
 Beneficial return on Preferred Shares                (117,500)       (100,000)
                                                    ----------      ----------
 Loss available to common stockholders
  before discontinued operations                    (5,260,595)     (6,341,703)
 Income from  operations of discontinued
  operation: Val-Comm, Inc.                              ---           112,163
 Gain on disposal of discontinued
  operation: Val-Comm, Inc.                               ---           265,746
 Loss from discontinued operation:
  Cycomm Secure Solutions Inc.                           ---        (1,613,044)
 Loss on disposal of discontinued
  operation: Cycomm Secure Solutions Inc.                ---        (1,535,643)
 Gain on dissolution of discontinued
  operations                                        1,119,273              ---
                                                   ----------       ----------
 Net loss available to common stockholders        $(4,141,322)     $(9,112,481)
                                                   ==========       ==========
 Loss per share
 Basic and diluted before discontinued
  operations                                           $(0.20)          $(0.47)
 Income from  operations of discontinued
  operation: Val-Comm, Inc.                              ---              0.01
 Gain on disposal of discontinued
  operation: Val-Comm Inc.                               ---              0.02
 Loss from discontinued operation:
  Cycomm Secure Solutions Inc.                           ---             (0.12)
 Loss on disposal of discontinued
  operation: Cycomm Secure Solutions Inc.                ---             (0.11)
 Gain on dissolution of discontinued
  operations                                             0.04              ---
                                                       ------           ------
   Basic and diluted                                   $(0.16)          $(0.67)
                                                      =======           ======

Stock-based compensation

The provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the value of the options been expensed. Cycomm has elected to continue its practice of recognizing compensation expense for its stock option and warrant incentive plans under Accounting Principles Board Statement No, 25 ("APB 25"), and to provide the required pro forma information for stock options and warrants granted after June 1, 1995. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the exercise price.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2000 presentation.

NOTE 3: DISCONTINUED OPERATIONS

Cycomm Secure Solutions Inc.

On March 4, 1999, the Company signed a letter of intent for the sale of the assets of its secure computing subsidiary, Cycomm Secure Solutions Inc. ("CSS"). The asset sale was completed on June 21, 1999. The results of operations for CSS are reported as discontinued operations for all periods presented. For the period ended March 4, 1999, the results of CSS include a write-off of goodwill of $1,220,190. The results of operations for Cycomm Secure Solutions Inc. for the period ended March 4, 1999 are summarized as follows:


                                  January 1, 1999 to
                                    March 4, 1999

Revenue                              $1,837,889
Cost of Sales                         1,354,200
                                      ---------
Gross profit (loss)                     483,689

Operating Expenses                    2,096,733
                                    -----------
Net loss                            ($1,613,044)
                                    ===========
Net loss per share                       ($0.12)
                                         ======

The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS's assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. Cycomm recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the 1999 net loss is a gain of $278,297 on the settlement of an operating lease obligation.

On June 29, 2000, Cycomm completed the legal dissolution of its CSS subsidiary. As a result of the dissolution, Cycomm is not entitled to receive any assets generated in the future by CSS, and is not liable for any present or future unsatisfied claims of CSS' creditors. Cycomm recognized a gain of $1,119,273 related to the dissolution of CSS.

                                   Page F-11
Val-Comm Inc.

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

                                  January 1, 1999 to
                                   August 21, 1999
Revenue                              $1,001,733
Cost of Sales                           570,510
                                        -------
Gross profit (loss)                     431,223

Operating Expenses                      319,060
                                        -------
Net income                              112,163
                                        =======
Net income per share                      $0.01
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

The initial payment of $750,000 was made with $188,000 in cash and with stock in the purchaser's company that was valued at $900,000 at the time of the purchase. The stock was to be sold by an independent third party, and the proceeds were to be paid to Cycomm. As of December 31, 2000, Cycomm had received proceeds of $496,034 from the sale of the purchaser's stock. The total amount due from the purchaser on the initial payment is $65,966 as of December 31, 2000. Cycomm does not believe that this amount is collectible, and has established a reserve against the amount due.

As of December 31, 2000, Val-Comm has not been awarded the follow-on contract specified in the contingent promissory note. Cycomm does not anticipate that the contingency will be satisfied in order to require payments to be made pursuant to the contingent promissory note.

NOTE 4:  ACQUISITION EARN-OUT

In connection with the purchase price paid for Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary in 1996, Cycomm entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of December 31, 2000, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. Under the terms of the agreement and a subsequent amendment, Cycomm could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement. Cycomm could elect to pay $700,000 by December 31, 2000, $1,100,000 by April 30, 2001
or $1,500,000 prior to April 30, 2002. As of December 31, 2000, Cycomm has paid $400,000 to the Seller. On March 28, 2001, the settlement agreement was amended to allow Cycomm until June 30, 2001 to pay the remaining $300,000 in full satisfaction of its obligation to the seller. If Cycomm does not satisfy the obligation by June 30, 2001, Cycomm will be obligated to pay $1.1 million to the Seller by April 30, 2002. There can be no assurances that Cycomm will be able to secure future amendments to the settlement agreement if the obligation is not satisfied by June 30, 2001. Cycomm has an accrued liability of $300,000 as of December 31, 2000 related to this agreement.

In conjunction with the 2000 settlement and amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge (See Note 6: Impairment of

Goodwill). Additionally, in consideration of the March 28, 2001 amendment to the settlement agreement, Cycomm has agreed to issue 100,000 shares of common stock to the Seller.

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


NOTE 7:  INVENTORIES

Inventories by categories are as follows:


                                           December 31,  December 31,
                                               2000          1999

Raw materials                              $1,376,206      $841,910
Work in process and sub-assemblies            133,106       122,160
Finished goods                                224,974        11,326
Allowance for obsolete inventory            (127,227)     (131,339)
                                            --------      --------
                                           $1,607,059      $844,057
                                           ==========     =========

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

NOTE 8:  EQUIPMENT

Equipment and accumulated depreciation and amortization by categories are as follows:

                                                      Accumulated
                                                   depreciation and    Net book
                                           Cost      amortization        value

December 31, 2000

Equipment under capital leases           14,754           8,494         6,260
Furniture and fixtures                   30,177          18,954        11,223
Research equipment                       47,251          21,071        26,180
Computer equipment                      163,704         101,251        62,453
Office equipment                         80,835          58,847        21,988
Manufacturing equipment                 142,783          61,375        81,408
Leasehold improvements                   69,958          51,742        18,216
                                        -------         -------       -------
                                        549,462         321,734       227,728
                                        =======         =======       =======
December 31, 1999

Equipment under capital leases           14,754           5,812         8,942
Furniture and fixtures                   34,026          17,628        16,398
Research equipment                       36,697          15,895        20,802
Computer equipment                      207,119         114,730        92,389
Office equipment                         77,380          50,704        26,676
Manufacturing equipment                 117,441          46,170        71,271
Leasehold improvements                   69,958          36,656        33,302
                                       --------        --------      --------
                                       $557,375        $287,595      $269,780
                                       ========        ========      ========

Depreciation expense for the years ended December 31, 2000 and 1999 was $88,686 and $92,323, respectively



NOTE 9:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures are as follows:

                                               December 31,   December 31,
                                                   2000           1999

Revolving credit facility, prime + 3%             675,520         915,104

7% convertible debentures, due May 1, 2000           ---      $3,000,000

7% convertible debenture, due
September 20, 2004                                   ---          500,000

                                                  675,520       4,415,104
Less current portion                              675,520         915,104
                                                  -------      ----------
                                                     ---       $3,500,000
                                                  =======      ==========


Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $4,000,000. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. As of December 31, 2000, the amount outstanding on the credit facility was $675,520. As of December 31, 2000, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $81,669. As of March 28, 2001, Cycomm was in compliance with the terms of its loan agreement. The revolving credit facility was renewed subsequent to year end (See Note 20: Subsequent Events).

On February 28, 1997, Cycomm issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into Cycomm's common stock. On March 31, 2000, Cycomm entered into an agreement with the debenture holders under which the debentures were sold to a third party, who was assigned all rights, privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of Cycomm. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock was convertible at any time at the option of the holder. The conversion price was equal to the average closing bid price of Cycomm's stock for the 20 days prior to the date of conversion. The Series E preferred stock could not be converted for less than $2.00 per share. The Series E preferred stock accrued dividends at 7% per annum, which could be paid in cash or in common stock at the option of the Company. The Series E preferred stock was redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock had no mandatory redemption provisions. The Series E preferred stock was converted into 1,500,000 shares of Cycomm's common stock during the year ended December 31, 2000. See Note 12: Capital Stock for further discussion of the Series E preferred stock.

On September 20, 1999, the Company issued a $500,000 7% convertible debenture due September 20, 2004 which was convertible at the option of the holder into Cycomm's common stock at the lesser of $0.50 per share or the average closing bid price of Cycomm's common stock for the 5 days prior to conversion. On March 30, 2000, the debenture was converted. At the time of conversion, the debenture had earned accrued interest of $17,452. The principal and accrued interest were converted into 1,034,904 shares of common stock.

NOTE 10: DEFERRED REVENUE

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

The 586s were classified as demonstration units, and were recorded in inventory and depreciated over a one year period. All demonstration units were fully depreciated during the year ended December 31, 1999. No depreciation expense was recorded on the demonstration units for the year ended December 31, 2000. Depreciation expense on demonstration units was $208,075 for the year ended December 31, 1999.

Revenue on the sales is recognized when the Pentium units are shipped to the customers. No Pentium units were shipped to customers in the year ended December 31, 2000. For the year ended December 31, 1999, Cycomm recognized revenue of $164,826 related to the shipment of Pentium units to customers in exchange for the 586 units.

On April 4, 2000, Cycomm entered into an agreement under which a customer agreed to keep the 586 units originally delivered, instead of trading the units for Pentiums. The customer agreed to forfeit its right to trade in the units in exchange for the forgiveness of $278,818 owed to Cycomm. Cycomm also provided the customer with 15 additional PCMobile units at no additional cost. As a result of this settlement, Cycomm recognized previously deferred revenue of $770,122 in the year ended December 31, 2000.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Lease Commitments

Cycomm leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments with imputed interest in a range of 10.3% to 12.7% through December 31, 2005. Cycomm occupies office space at various locations under non-cancellable operating leases. Certain leases contain escalation clauses and require the Company to pay its share of any increase in operating expenses and real estate tax. Future minimum lease payments under Cycomm's capital and non-cancellable operating leases are as follows:


                                               Capital        Operating
Year ending December 31,                       Leases          Leases

2001                                           $12,909         $193,953
2002                                            12,112          140,956
2003                                             8,230          141,891
2004                                             9,387          140,176
2005                                              ---           141,148
                                                ------       ----------
                                                42,638         $758,124
                                                ======       ==========

Less:  amount   representing   interest  on
capital leases                                   8,793
                                               -------
Present  value of  future  minimum  capital
lease payments                                 $33,845
                                               =======

Total rental expense under the various operating leases for continuing operations amounted to $275,459 and $236,795 for the years ended December 31, 2000 and 1999, respectively.

Cycomm is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on Cycomm's financial position or results of operation.

NOTE 12:  CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value, issuable in series.

Common Stock

During 2000, Cycomm raised capital through 7 separate private equity placements of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, the Company issued 9,400,000 shares of common stock for gross proceeds of $5,620,000. Cash proceeds, after commissions and issue costs were $5,290,000. In conjunction with these private placements, the Company issued 6,919,999 warrants with an exercise price of $0.75.

In conjunction with the issuance of its Series F Convertible Preferred Stock (see Preferred Stock section below), Cycomm placed 4,000,000 shares of common stock in an escrow account to be available upon conversion of the Series F Convertible Preferred Stock.

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

Convertible preferred shares and related accrued dividends were converted into 1,963,266 and 992,223 shares of common stock for the years ended December 31, 2000 and 1999, respectively. Convertible debentures and related accrued interest were converted into 1,034,904 shares of common stock during the year ended December 31, 2000. No convertible debentures were converted into common stock during 1999.

Cycomm issued 194,283 shares in full settlement of an obligation of $84,012.

Cycomm issued 400,000 shares of its common stock to fulfill a $200,000 obligation due to M3i Technologies Inc. and M3i Systems Inc. as part of the settlement to a lawsuit regarding the interpretation of the earn-out agreement related to Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary. Cycomm also issued an additional 200,000 shares of common stock to M3i Technologies and M3i Systems upon their exercise of stock options issued under the settlement.

Cycomm issued 145,833 shares of common stock upon the exercise of non-employee stock options for proceeds of $74,999.

Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into Cycomm common stock. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. The Series B preferred stock has no voting rights. In the event of the liquidation of the Company, the Series B preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends. No shares of Series B preferred stock were converted during 2000. During 1999, 7 shares of preferred stock and related accrued dividends were converted into 282,617 shares of common stock. In the year ended December 31, 1999, Cycomm also reversed an earlier conversion of 1 share of preferred stock, canceling the 21,745 shares of common stock that had previously been
issued.   As of December 31, 2000, 18 shares of Series B preferred stock have been converted into 547,926 shares of common stock, and 2 shares of Series B preferred stock are outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock was convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder could convert 50% of its preferred shares after four months from the issuance date, and the balance after nine months from the issuance date. The conversion price was the lesser of $0.63, or a 15% discount of the five-day average closing bid price prior to the date of conversion. The Series C preferred stock had no voting rights. In the event of the liquidation of the Company, the Series C preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends. In the year ended December 31, 2000, 5 shares of Series C preferred stock and related accrued dividends were converted into 431,759 shares of common stock. During 1999, 1 share of Series C preferred stock and related accrued dividends were converted into 109,606 shares of common stock. As of December 31, 2000, no shares of Series C preferred stock are outstanding.

On July 14, 1999, Cycomm issued 6 shares of Series D convertible redeemable preferred stock ("Series D preferred stock") with a conversion value of $50,000 per share for net proceeds of $268,500. The Series D preferred stock was convertible at the option of the holder into common stock pursuant to a conversion schedule as set forth in the agreement. The holder could convert 25% of its preferred shares after 30 days from the issuance date, and a further 25% every 30 days thereafter. The conversion price was the lesser of $0.74, or a 20% discount of the five-day average closing bid price prior to the date of conversion. The Series D preferred stock had no voting rights. In the event of the liquidation of the Company, the Series D preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends. Cycomm could redeem the Series D preferred shares at any time prior to conversion at a price equal to the conversion value of the shares. At the time the Series D preferred stock was issued, Cycomm placed 600,000 shares of its common stock in an escrow account, to be issued upon conversion of the preferred shares. On December 31, 1999, Cycomm reached an agreement with the holders of the Series D preferred stock under which the holders would convert the 6 shares of preferred stock for the 600,000 shares held in escrow.


On March 31, 2000, Cycomm issued 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") in conjunction with the conversion of the $3,000,000 7% convertible debentures due May 1, 2000 (See
Note 9: Notes Payable and Convertible Debentures). The Series E preferred stock could not be converted for less than $2.00 per share. The Series E preferred stock accrued dividends at 7% per annum, which could be paid in cash or in common stock at Cycomm's option. The Series E preferred stock was redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock had no mandatory redemption provisions. The Series E preferred stock had no voting rights. In the event of the liquidation of the Company, the Series E preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends. In the year ended December 31, 2000, 30 shares of Series E preferred stock were converted into 1,500,000 shares of Cycomm's common stock. Accrued dividends of $63,017 were paid with the issuance of 31,507 shares of Cycomm's common stock. As of December 31, 2000, no shares of Series E preferred stock were outstanding.

On December 29, 2000, Cycomm issued 9 shares of Series F convertible preferred stock ("Series F preferred stock") with a conversion value of $50,000 per share for net proceeds of $353,000. In connection with the issuance of the Series F preferred stock, Cycomm placed 4,000,000 shares of its common stock in an escrow account to be available upon conversion of the Series F preferred stock. The Series F preferred stock is convertible at the option of the holder into shares of Cycomm common stock. The Series F preferred stock has no voting rights. In the event of the liquidation of the Company, the Series F preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus interest of 8% per annum. The conversion price is the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. No shares of Series F preferred stock were converted during 2000. The shares had beneficial conversion rights of $117,500 on the date of issuance.

Subsequent to December 31, 2000, Cycomm issued an additional 13 shares of Series F preferred stock for net proceeds of $611,500. See Note 20: Subsequent Events for further discussion of the Series F preferred stock.


NOTE 13:  STOCK OPTIONS AND WARRANTS

Stock Options

Cycomm has historically granted non-qualified stock options to directors, officers, employees and other parties which generally become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted.

On January 24, 2000, Cycomm issued 500,000 warrants to the Chief Executive Officer, and 500,000 warrants to a member of the Board of Directors at $0.75 per share related to their participation in a private placement of common stock.

On June 21, 1999, Cycomm granted 1,896,438 options to its directors, officers and employees at $0.375 per share, which approximated the market price on the date of the grant. These options were not covered under the 1997 plan.

In November 1997, Cycomm adopted the 1997 Stock Option Plan ("1997 Plan") under which a maximum aggregate of 1,000,000 shares were reserved for grant to all eligible employees of the Company. The stock options granted under the 1997 Plan are exercisable at the fair market value of the common stock on the date of grant with 25% vesting on each of the four successive anniversary dates from the date of grant. The stock options have a term of ten years. No options were issued under this plan in 2000 or 1999. As of December 31, 2000, 530,000 options are available under the 1997 Plan.

The following table summarizes the activity in common shares subject to options and warrants for the relevant periods ended December 31, 2000:

                                   Weighted Average             Weighted Average
                         Options    Exercise Price    Warrants    Exercise Price

Balance,
 December 31, 1998      3,470,000      $0.85         150,000           $2.58
                        =========      =====        =========          =====

  Granted               2,217,271      $0.39         200,000           $0.00
  Exercised                  ---         ---             ---            ---
  Terminated           (1,956,062)     $1.12             ---            ---
                       ----------      -----        ---------          -----
Balance,
 December 31, 1999      3,731,209      $0.44         350,000           $1.10
                        =========      =====        =========          =====

  Granted                    ---       $ ---       6,919,999           $0.75
  Exercised              (145,833)     $0.51        (200,000)          $0.00
  Terminated              (50,000)     $6.24        (150,000)          $2.58
                        ---------      -----        ---------          -----
Balance,
 December 31, 2000      3,535,376      $1.31        6,919,999          $0.75
                        =========      =====        =========          =====

Options were exercisable with respect to 3,139,488 shares at December 31, 2000. The weighted average contractual life of options outstanding as of December 31, 2000 was 3.35 years. The weighted average exercise price of options exercisable at December 31, 2000 was $1.40.

Warrants were exercisable with respect to 6,919,999 shares at December 31, 2000. The weighted average contractual life of warrants outstanding as of December 31, 2000 was 4.09 years. The weighted average exercise price of options exercisable at December 31, 2000 was $0.69.

During the year ended December 31, 2000, Cycomm issued 6,919,999 warrants to purchase its common stock for services related to the private placement of equity securities with exercise prices within a range of $0.40 to $2.25. During 1999, Cycomm issued 200,000 warrants in conjunction with the purchase of its Cycomm Mobile Solutions subsidiary from M3i Technologies, which were exercised during 2000. At December 31, 2000, there were 6,919,999 warrants to purchase Cycomm's common stock with a weighted average exercise price of $0.75 per share. The weighted average contractual life of warrants outstanding was 4.09 years.

Had compensation expense for Cycomm's stock options granted after June 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                                        Year Ended         Year Ended
                                    December 31, 2000  December 31, 1999

Net loss attributable to common
 stockholders                         $(4,141,322)       $(9,112,481)
Compensation expense                     (464,273)        (5,084,380)
                                       ----------         ----------
Pro forma net loss attributable to
 common stockholders                  $(4,605,595)      $(14,196,861)
                                      ===========       ============

Pro forma net loss per share
 attributable to common
 stockholders                              $(0.18)            $(1.04)
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

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions for 2000 include a dividend yield of 0%, an expected volatility of
1.512 and a risk free interest rate of 6.50% over the life of the options. The expected life of the options was 5.00 years for 2000. The option and warrant pricing assumptions for 1999 include a dividend yield of 0%, an expected volatility of 1.268 and a risk free interest rate of 6.36% over the life of the options. The expected life of the options was 4.88 years for 1999.

For the years ended December 31, 2000 and 1999, the Company recognized $0 and $263,458 in compensation expense related to stock options issued to non-employees.

The weighted average fair values and exercise prices are as follows:


                           Year Ended           Year Ended
                        December 31, 2000   December 31, 1999

Weighted-average fair
value per option              ---               $2.63
granted

Weighted-average fair
value per warrant             $0.69                 ---
granted

NOTE 14:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:


                                                    Year ended     Year ended
                                                   December 31,   December 31,
                                                       2000           1999

Cash flow effects of changes in operating assets
 and liabilities, net of acquisitions:
      Accounts receivable                           $ 672,449     $1,436,066
      Inventories                                    (763,002)        612,169
      Prepaid expenses and other current
       assets                                         134,433          15,006
      Accounts payable, accrued liabilites
       and other current liabilities                  610,466         565,077
      Dividends payable on preferred stock               ---           27,145
      Deferred revenue                               (770,122)       (164,826)
                                                      --------     ----------
                                                     $(115,776)    $2,490,637
                                                      ========     ==========

Non-cash investing and financing activities:
 Conversion of convertible debentures  to
  common stock                                        $517,452     $     ---
 Conversion of preferred stock to common stock      $3,289,412       $658,092
 Marketable securities received from sale of
  discontinued operation: Val-Comm, Inc.                  ---        $496,034


Cash paid during the period:
 Interest paid                                        $396,070       $394,822
 Income taxes paid                                        ---            ---

NOTE 15:  INCOME TAXES

Cycomm accounts for income taxes under the liability method required by FAS Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For consolidated financial statement purposes, a valuation allowance has been recognized to offset certain deferred tax assets for which realization is uncertain due to the Company's history of losses. Cycomm's ability to use these losses in future periods may also be limited by certain provisions in the Internal Revenue Code. Significant components of Cycomm's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                December 31,   December 31,
                                                   2000           1999

Deferred tax assets
   Deferred revenue                                  ---          300,348
   Non-employee stock options                     278,249         278,249
   Book over tax depreciation and amortization    321,363        315,513
   Net operating loss carryforward             17,096,895      17,234,308
   Nondeductible expense and reserves             824,399         225,903
                                              -----------      ----------
Total deferred tax assets                      18,520,906      18,354,321
Valuation allowance for deferred tax assets   (18,520,906)    (18,354,321)
                                              -----------     -----------
Net deferred tax asset                        $      ---     $       ---
                                              ===========     ===========

There was no provision for income taxes in the years ended December 31, 2000 and 1999 as Cycomm incurred losses in those years and a valuation allowance was provided for the increase in the deferred tax asset.

A reconciliation between federal statutory income tax rates and the effective tax rate of Cycomm at December 31 is as follows:


                                                 December 31,   December 31,
                                                    2000           1999

US federal statutory benefit rate                  (35.0)%       (35.0)%
US state tax benefit, net of federal income
 tax effect                                         (6.7)         (4.0)
Permanent items                                     (4.7)          ---
Change in valuation allowance                       46.4          39.0
                                                    ----          ----
Effective rate on operating loss                     ---           ---
                                                    ====          ====

Cycomm has US net operating loss carryfowards available at December 31, 2000 of approximately $43.8 million for US tax purposes to offset income in future years. These carryfowards will expire in the years 2016 through 2020, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. Cycomm has Canadian net operating loss carryforwards available at December 31, 2000 of approximately $8.3 million; these carryforwards will expire in the years 2004 and 2007 if not used.

In addition, Cycomm has future deductible research and development costs for Canadian federal tax purposes of $1.4 million. These costs have an indefinite carryover period.

NOTE 16:  RELATED PARTY TRANSACTIONS

In April 1997, Cycomm loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of the Company's common stock in a private transaction. At December 31, 2000, amounts outstanding under these loans total $127,520 in principal and $27,664 in accrued interest receivable. The loans are secured by the common stock, bear interest at 5.9% and are due April 30, 2002. Cycomm has recorded a valuation allowance of $88,470 against the receivable and the net balance of $66,714 is reflected as a contra equity account in the accompanying balance sheet.

Cycomm subleases office space from Corstone Corporation, which previously employed Cycomm's Chief Executive Officer and former Chief Financial Officer. Corstone is a merchant banking firm that provided consulting services to Cycomm prior to 1998. These consulting services included financial, legal and administrative services. No consulting fees were paid to Corstone for the years ended December 31, 2000 and 1999. In the year ended December 31, 2000, Cycomm paid $102,780 in rent and office expenses to Corstone. The Chief Executive Officer and former Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation.

On September 20, 1999, Cycomm received an investment of $500,000 from Stephen Sparks in the form of a convertible debenture. On March 31, 2000, the convertible debenture and related accrued interest were converted into 1,034,904 shares of Cycomm's common stock. (See Note 6: Notes Payable and Convertible Debentures). In connection with this investment, Mr. Sparks was appointed to Cycomm's Board of Directors. Mr. Sparks owns several businesses in the Washington, DC area including a temporary employee staffing company. Cycomm occasionally uses Mr. Sparks' company for temporary employee staffing, and is charged standard rates for their services.

Cycomm has an employee staff leasing agreement with ProLease, a company in which Cycomm's Chief Executive Officer holds a minority ownership interest. Under this agreement, ProLease is the employer of record for Cycomm's U.S. employees and handles payroll processing, payroll tax and benefit administration, and other human resources functions. Cyomm's U.S. employees are eligible to participate in ProLease's 401(K) plans and health insurance benefits packages. Cycomm is charged standard rates for ProLease's services.

NOTE 17: SEGMENT AND RELATED INFORMATION

In 1998, Cycomm adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, to report the results of its three business segments: Mobile Computing, Secure Computing and Communications Security.
During 1999, Cycomm sold its Secure Computing and Communications Security segments resulting in the Company having only one reporting segment (See Note 2:
Discontinued Operations). The results from continuing operations on Cycomm's financial statements for the years ended December 31, 2000 and 1999 present the results of the Mobile Computing segment.

Geographic Region Data                       December 31,    December 31,
                                                1999            1999
Sales
      United States                           $2,998,342      $3,125,903
      Canada                                     433,787         137,275
                                              ----------      ----------
                                              $3,432,129      $3,263,178
                                              ==========      ==========
Loss from Operations
      United States                           $2,831,039      $2,877,253
      Canada                                   1,906,676       2,197,845
                                              ----------      ----------
                                              $4,737,715      $5,075,098
                                              ==========      ==========
Identifiable Assets
      United States                           $1,242,547      $1,842,812
      Canada                                   1,955,292       1,162,716
                                              ----------      ----------
                                              $3,197,839      $3,005,528
                                              ==========      ==========

NOTE 18:  MAJOR CUSTOMERS

Cycomm is not dependent upon any single customer that purchases its products. However, sales to one major customer comprise 23% of consolidated sales for the year ended December 31, 2000. Sales to three major customers comprise 22%, 15% and 13%, respectively of consolidated sales for the year ended December
31, 1999.

NOTE 19:  CREDIT RISK

Financial instruments which potentially subject Cycomm to concentrations of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables exists at year end as approximately $358,933 or 69% of the outstanding accounts receivable related to two customers. Cycomm performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

NOTE 20:  SUBSEQUENT EVENTS


On January 5, 2001, Cycomm issued 6 shares of Series F convertible preferred stock ("Series F preferred stock") for gross proceeds of $300,000. On
January 23, 2001, Cycomm issued 7 shares of Series F preferred stock for gross proceeds of $350,000. Net proceeds, after issuance costs for these transactions totaled $611,500. The Series F preferred stock is convertible at the option of the holder into common stock of the Company. The conversion price is the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. On January 4, 2001, 4 shares of Series F preferred stock and related accrued dividends were converted into 790,990 shares of common stock. On February 23, 2001, 3 shares of Series F preferred stock and related accrued dividends were converted into 680,616 shares of common stock. On March 16, 2001, 1 share of Series F preferred stock and related accrued dividends was converted into 259,950 shares of common stock. On March 22, 2001, 2 shares of Series F preferred stock and related accrued dividends were converted into 590,002 shares of common stock. As of March 31, 2001, 12 shares of Series F preferred stock with a total face amount of $600,000 were outstanding. See
Note 12: Capital Stock for further discussion of the Series F preferred stock.

On January 21, 2001, a judgment was ordered against Cycomm in the breach of contract lawsuit between Cycomm and G.T. Gangemi, former president of the Company's discontinued operation, Cycomm Secure Solutions, Inc. Cycomm was ordered to pay Mr. Gangemi $105,100, plus pre-judgment interest from June 23, 1999 in connection with the severance provisions of Mr. Gangemi's employment agreement. Cycomm has appealed the judgment, and is currently waiting for the appeal to be heard. As of December 31, 2000, Cycomm had recorded an accrued liability of $120,000 related to the judgment.

On February 28, 2001, Cycomm renewed its revolving credit facility through February 28, 2003. In conjunction with the renewal, Cycomm restructured the revolving credit facility to allow borrowings up to a maximum of $2,000,000. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions, and bears interest at prime plus 3%.

On March 1, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 672,268 shares of common stock for cash proceeds of $150,015.

On March 6, 2001, Cycomm entered into a settlement agreement with Mobiletec International Inc. ("Mobiletec"), formerly known as Infotech International Inc. ("Infotech"), under which Mobiletec paid Cycomm $150,000 in cash and 500,000 shares of Mobiletec common stock in full settlement of all Mobiletec obligations to Cycomm. The settlement relates to the June 2, 1999 judgment against Infotech under which Infotech was ordered to pay Cycomm $592,959 plus interest and costs for breach of contract and conversion of funds by Infotech. On June 15, 1999, Cycomm entered into a settlement agreement under which Infotech would pay the amount of the judgment on a fixed payment schedule prior to September 15, 2000. Under the June 15, 1999 settlement, Infotech paid a total of $110,000 to Cycomm before defaulting on the payment plan. Mobiletec is a privately held company, and Cycomm has assigned no value to the shares of Mobiletec common stock received.

On March 14, 2001, Cycomm issued 300,000 shares of its common stock in full satisfaction of $52,500 in accrued interest due on Cycomm's $3,000,000 10% convertible debentures. This amount represented unpaid interest for the period of January 1, 2000 through March 31, 2000, at which time the debentures were converted into Series E preferred stock on March 31, 2000 (See Note 10: Notes Payable and Convertible Debentures).


On March 28, 2001, the settlement agreement regarding the amount of acquisition earn-out owed by Cycomm to M3i Systems Inc. was amended to allow Cycomm until June 30, 2001 to pay the remaining $300,000 in full satisfaction of its obligation to M3i. If Cycomm does not satisfy the obligation by June 30, 2000, Cycomm will be obligated to pay $1.1 million to M3i by April 30, 2002. There can be no assurances that Cycomm will be able to secure future amendments to the settlement agreement if the obligation is not satisfied by June 30, 2001. See
Note 4:Acquisition Earn-Out for further details.