Form 10KSB/A
period 2000-12-31
CYCOMM INTERNATIONAL INC
filed 2001-05-01
CIK 869979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ---------------

                                 FORM 10-KSB/A
(Mark One)
                 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES AND EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 2000

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

               Issuer's telephone number, including area code: (703) 903-9548
                                                               --------------

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

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 30, 2001, 33,439,808 shares

Transitional Small Business Disclosure Format (check one):
      Yes               No     X
          --------         ---------

                                TABLE OF CONTENTS
                                                                         PAGE

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section16(a) of the Exchange Act.....       3

Item 10.  Executive Compensation..................................       4

Item 11.  Security Ownership of Certain Beneficial Owners and
             Management...........................................       5

Item 12.  Certain Relationships and Related Transactions..........       6

Signatures........................................................       7

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

ALBERT I. HAWK
Albert I. Hawk, 41, is Chairman of the Board of Directors, President and Chief Executive Officer of Cycomm International since May 1996. From 1993 to May 1996, Mr. Hawk was Managing Director of Corstone Corporation, a private merchant banking and professional services firm specializing in telecommunications and information technologies. Mr. Hawk has invested in and served as founder, executive officer and director of numerous high growth companies.

HUBERT R. MARLEAU
Hubert R. Marleau, 51, has served as a director since November 1993 and has served as president and Chief Executive Officer of Palos Capital Corp., a private merchant bank, since January 1998. Mr. Marleau was a founder and Chairman and Chief Executive Officer of Marleau Lemire Inc., a large, independent broker dealer in Canada, from January 1989 to December 1997. Mr. Marleau serves on the Boards of numerous public and private companies, including Cinar Films Inc., Herzfeld Caribbean Basin Fund Inc., Liquidation World Inc., Uni-Select Inc., US Global Strategies Fund Ltd. and US Masters Holding Ltd.

LT. GEN. THOMAS P. STAFFORD
Lt. Gen. Thomas P. Stafford (USAF-Retired), 69, has served as a director since November 1996 and is Vice Chairman of Stafford, Burke & Hecker. After serving as an astronaut and piloting Gemini VI and commanding Gemini IX and Apollo X, the first lunar module flight to the moon, Gen. Stafford retired in 1979 from the U.S. Air Force as Deputy Chief of Staff for Research, Development and Acquisition. Gen. Stafford serves on the Boards of numerous public and private companies, including Allied Signal Inc., CMI, Inc., Seagate Technologies, Tremont Inc., Wheelabrator Technologies, Inc., Timet, Inc. and Tracer, Inc.

STEPHEN SPARKS
Stephen Sparks, 43, has served as a director since September 1999 and is the CEO of Sparks Personnel. Mr. Sparks has founded and been a director and officer for several high growth companies in the Washington, D.C. area, including Customer Care Solutions, MedOne Staffing and Seven Locks Broadcasting Company.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires Cycomm's directors and executive officers and persons who own more than ten percent of a registered class of Cycomm's equity securities to file with the SEC reports of ownership and changes in ownership of Cycomm's common stock. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish Cycomm with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to Cycomm or written representations that no other reports were required, we believe that during fiscal year 2000, all our directors, executive officers and greater than ten percent beneficial owners complied with these requirements.

ITEM 10.    EXECUTIVE COMPENSATION

The following tables set forth the compensation earned by our Chief Executive Officer, and other executive officers whose salaries exceeded $100,000 in the fiscal years 2000 and 1999:


                                                   Long-Term
Name and           Annual Compensation            Compensation
Principal                          Other Annual                    All Other
Position     Year  Salary   Bonus  Compensation    Options(#)    Compensation(1)


Albert I.
 Hawk        2000 $240,000 $25,000      ---            ---            ---
 President
 and Chief   1999  240,000   ---        ---         1,000,000         ---
 Executive
 Officer
Michael D.
 Perrine     2000 $150,000 $20,000      ---            ---           $4,693
 President - 1999  150,000   ---        ---          175,000         $3,900
 Mobile
 Computing
 division

 (1) Includes amounts contributed by Cycomm to the 401(k) Plan. Cycomm contributes an amount equal to 50% of the eligible employees contribution to the 401(k) Plan, not to exceed 3% of the employees earnings.

Option Grants in Last Fiscal Year

No options were granted to executive officers, directors or employees in the year ended December 31, 2000.

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth information with respect to options exercised by officers in the fiscal year ended December 31, 2000 and the value of such officers' unexercised options at December 31, 2000.


                                  Number of Shares       Value of Unexercised
                   Shares      Underlying Unexercised             In-
                  Acquired          Options at            the-Money Options
           on       Value        Fiscal Year-End(#)      at Fiscal Year-End($)
Name    Exercise(#)Realized($)Exercisable Unexercisable ExercisableUnexercisable

Albert
 I. Hawk   ---        ---      1,800,000       ---         ---         ---
Michael
 D.
 Perrine   ---        ---        250,000       ---         ---         ---

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows beneficial ownership of shares of the Company's common stock as of March 31, 2000 by: persons known to the Company to be the beneficial owners of more than 5% of Cycomm's Common Stock; and stock ownership of all directors and officers of the Company as a group:

                                                              Percent

    Name and Address of         Amount and Nature of            of
     Beneficial Owner           Beneficial Ownership        Class(1)(2)

Special Situations Funds            8,000,000(3)               21.4%
153 E. 53rd Street
51st Floor
New York, NY 10022

Albert I. Hawk                      3,018,818(4)               8.5%
1420 Springhill Rd.
Suite 420
McLean, VA 22102

Stephen Sparks                      2,034,904(5)               6.0%
1420 Springhill Rd.
Suite 420
McLean, VA 22102

Hubert Marleau                        636,076(6)               1.9%
Lt. Gen. Thomas P. Stafford           494,134(7)               1.5%
All officers and Directors          6,183,932                 16.9%
as a group (4 persons)

(1) Pursuant to applicable rules of the Securities and Exchange Commission, shares of Common Stock which were not outstanding as of March 31, 2001, but which were subject to issuance within 60 days of March 31, 2001 are deemed to be outstanding for purposes of computing the percentage ownership.

(2) Beneficial owners have sole voting and investment powers with respect to shares of Common Stock actually held on March 31, 2001, except where indicated otherwise.

(3)  Includes  stock  purchase  warrants to acquire an  aggregate  of  4,000,000 shares.

(4) Includes stock purchase options to acquire an aggregate of 1,800,000 shares and stock purchase warrants to acquire an aggregate of 500,000 shares.

(5) Includes stock purchase warrants to acquire an aggregate of 500,000 shares.

(6) Includes stock options to acquire an aggregate of 125,000 shares of common stock.

(7) Includes stock options to acquire an aggregate of 170,000 shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1997, Cycomm loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of Cycomm's common stock in a private transaction. At December 31, 2000, amounts outstanding under these loans total $127,520 in principal and $27,664 in accrued interest receivable. The loans are secured by the common stock, bear interest at 5.9% and are due April 30, 2002. Cycomm has recorded a valuation allowance of $88,470 against the receivable and the net balance of $66,714 is reflected as a contra equity account on Cycomm's balance sheet. The amounts loaned to current officers and directors and the accrued interest as of December 31, 2000 are listed below:


   Name of Officer or     Amount of Loan  Accrued Interest as of
        Director                                  12/31/00

Albert I. Hawk               $ 44,836              $9,726
Hubert R. Marleau               4,076               3,789
Lt. Gen. Thomas P.              8,734               2,755
 Stafford


Cycomm subleases office space from Corstone Corporation, which previously employed Cycomm's Chief Executive Officer and former Chief Financial Officer. Corstone is a merchant banking firm that provided consulting services to Cycomm prior to 1998. These consulting services included financial, legal and administrative services. No consulting fees were paid to Corstone for the years ended December 31, 2000 and 1999. In the year ended December 31, 2000, Cycomm paid $102,780 in rent and office expenses to Corstone. The Chief Executive Officer and former Chief Financial Officer have no equity ownership interest in Corstone Corporation.

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

In January 2000, Cycomm raised capital through a private equity placement of common stock with a group called Special Situations Funds LLC ("SSF"). In connection with this private placement, some of our officers and directors invested money in Cycomm at the same terms offered to SSF. The amounts invested by each officer and director are listed below:

     Name of                       Shares of Common
    Officer or     Amount Invested  Stock Received   Warrants Received
     Director

Albert I. Hawk        $250,000          500,000           500,000
Stephen Sparks          250,000         500,000           500,000
Palos Capital           250,000         500,000             ---
 Corp(1)



(1) Palos Capital Corp is an independent broker dealer in which Hubert R. Marleau has an ownership interest



                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date:       March 28, 2001          By: /s/ Albert I. Hawk
                                       ---------------------------------
                                            Albert I. Hawk
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                    By: /s/ Robert M. Hutton
                                       ---------------------------------
                                            Robert M. Hutton
                                            Vice President of Finance
                                            (Principal Accounting Officer)

      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/   Albert I. Hawk                                 March 28, 2001
      ------------------------------------------
      Albert I. Hawk, President and
      Chief Executive Officer

By:    /s/  Hubert Marleau                                  March 28, 2001
     -------------------------------------
      Hubert Marleau, Director

By:    /s/   Ret. Gen. Thomas A. Stafford                   March 28, 2001
     --------------------------------------
      Lt. Gen. Thomas A. Stafford, Director (USAF - ret)

By:    /s/ Steven Sparks                                    March 28, 2001
     -------------------------------------------
      Steven Sparks, Director