Form 10-Q
period 2001-03-31
CYCOMM INTERNATIONAL INC
filed 2001-05-15
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
                                    -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 2001, the Registrant had 39,320,572 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          --         ----

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

                 CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


                                                     March 31,      December 31,
                                                       2001             2000
ASSETS                                               (Unaudited)
Current assets:
 Cash and cash equivalents                            $61,051        $301,110
 Accounts receivable, less allowance for doubtful
  accounts of $80,000 and $50,000, respectively       400,606         522,119
 Inventories, net of allowance for obsolete
  inventory of $140,000 and $127,000 respectively   1,205,501       1,607,059
 Deposits with suppliers                              283,449         283,449
 Foreign taxes receivable                              98,198          96,948
 Prepaid expenses                                      37,401          78,192
 Other current assets                                  15,601          14,520
                                                    ---------       ---------
  Total current assets                              2,101,807       2,903,397

Fixed assets, net
                                                      218,825         227,728
                                                   ----------      ----------
                                                   $2,320,632      $3,131,125
                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                           $1,390,439     $1,396,182
 Accrued liabilities                                1,105,334      1,296,382
 Acquisition earn-out obligation                      300,000        300,000
 Dividends payable on preferred stock                  30,932         28,466
 Current portion of capital lease obligations           9,479          8,718
 Revolving credit facility                            356,713        675,520
                                                    ---------      ---------
   Total current liabilities                        3,192,897      3,705,268

Capital lease obligations, less current portion        24,010         25,127

Stockholders' equity:
Convertible Preferred Stock, $50,000 par value,
 unlimited authorized shares, 14 and 11
 shares issued and outstanding at  March 31, 2001
 and December 31, 2000, respectively                  771,090        560,500

Common Stock, no par value, unlimited authorized
 shares, 37,439,808 and 34,145,982 shares issued,
 and 33,439,808 and 30,145,982 outstanding at
 March 31, 2001 and December 31, 2000,
 respectively                                      64,261,405      63,653,477
Notes receivable - stockholders                       (68,570)        (66,714)
Accumulated deficit                               (65,860,200)    (64,746,533)
                                                  -----------     -----------
    Total stockholders' equity                       (896,275)       (599,270)
                                                  -----------     -----------
                                                   $2,320,632      $3,131,125
                                                  ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                             (Unaudited)

                                                  Three Months Ended
                                                 March 31,     March 31,
                                                   2001          2000
                                                (Unaudited)   (Unaudited)

Sales                                           $1,300,530     $1,297,248
Cost of sales                                    1,032,271      1,104,744
                                                 ---------      ---------
Gross profit                                       268,259        192,504

Expenses:
 Selling, general and administrative             1,145,597        809,465
 Research and product development                  243,137        222,034
 Depreciation and amortization                      19,328         30,127
                                                 ---------      ---------
                                                 1,408,062      1,061,626
                                                 ---------      ---------

Loss from Operations                            (1,139,803)      (869,122)

Other Income (Expense)

 Interest income                                     4,455         19,060
 Interest expense                                 (125,903)      (113,771)
 Other income                                      150,050         28,172
                                                   -------        -------
                                                    28,602        (66,539)
                                                ----------      ---------
Net loss                                       ($1,111,201)     ($935,661)

 Beneficial return on preferred shares            (162,500)          ---
                                               -----------      ---------
Net loss attributable to common shareholders   ($1,273,701)     ($935,661)
                                               ===========      =========


Earnings per share - basic and diluted
Net loss per share                                 $(0.04)        $(0.04)
                                                   ======         ======
Net loss per share attributable to
 beneficial return on preferred shares             $(0.00)          ---
                                                   ------         ------
Net loss per share attributable to common          $(0.04)        $(0.04)
 shareholders                                      ======         ======


Weighted average number of common shares
 outstanding                                   35,557,144     21,751,098
                                               ==========     ==========


    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                             (Unaudited)

                                                  Three Months Ended
                                                March 31,     March 31,
                                                  2001          2000

Operating activities
 Net loss from continuing operations          $(1,111,201)    $(935,661)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization                   19,328        30,127
   Change in operating assets and                 419,887      (970,999)
    liabilities                                  --------    ----------
   Cash used in operating activities             (671,986)   (1,876,533)
                                                 --------    ----------

Investing activities
 Acquisition of fixed assets                       (8,482)      (6,750)
                                                   ------       ------
 Cash used in investing activities                 (8,482)      (6,750)
                                                   ------       ------

Financing activities
 Issuance of common stock                         150,015    3,060,000
 Issuance of preferred stock                      611,500         ---
 Exercise of stock options                           ---        74,999
 Borrowings under revolving credit
  facility                                       (318,807)    (357,055)
 Repayment of obligations under capital
  leases                                           (2,299)        (663)
                                                  -------    ---------

 Cash provided by financing activities            440,409    2,777,281
                                                  -------    ---------

 (Decrease) increase in cash and cash
  equivalents during the period                  (240,059)     893,998

 Cash and cash equivalents,  beginning of
  period                                          301,110       22,867
                                                  -------       ------

 Cash and cash equivalents, end of period         $61,051     $916,865
                                                  =======     ========

Supplemental cash flow information:
 Interest paid                                   $121,509    $ 201,044

 Income taxes paid                               $   ---     $    ---

Non-cash investing and financing
 activities:
 Conversion of convertible debentures to
  common stock                                       ---     $ 517,452
 Conversion of preferred stock to common
  stock                                          $504,504    $ 226,098
 Conversion of convertible debentures to
  preferred stock                                    ---    $3,000,000
 Issuance of common stock in settlement
  of interest due                                $ 52,500         ---

    See accompanying notes to condensed consolidated financial statements.

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED MARCH 31, 2001
                         AND THE YEAR ENDED DECEMBER 31, 2000

                Preferred   Preferred   Common        Common       Accumulated
                  Shares     Stock      Shares         Stock          Deficit

Balance,
December 31, 1999     7    $296,250   16,807,696    $54,315,402    $(60,644,958)
                   ====    ========   =========     ===========    ============

Net Loss            ---        ---         ---            ---        (4,023,822)
Issuance of
 common stock:
 Sale of
  common stock      ---        ---     9,400,000      5,290,000            ---
 Shares issued
  in settlement
  of vendor
  obligation        ---        ---       194,283         84,012            ---
 Shares issued
  in settlement
  of obligation
  of acquisition
  earn-out          ---        ---       400,000        200,000            ---
 Conversion of
  debenture
  into common
  stock             ---        ---     1,034,904        517,452            ---
 Exercise of
  stock
  options and
  warrants          ---        ---       345,833         74,999            ---
Issuance of
 preferred
 stock:
 Conversion of
  debentures
  into Series
  E preferred
  stock              30   3,000,000          ---           ---             ---
  Issuance -
   Series F
   preferred
   stock              9     353,000          ---           ---             ---
  Conversion of
   preferred
   stock            (35) (3,206,250)    1,963,266     3,289,112            ---
 Beneficial
  conversion
  rights on
  preferred
  stock             ---     117,500          ---       (117,500)           ---
Dividends on
 preferred
 stock              ---        ---           ---           ---         (77,753)
                  -----      -----         -----         -----         -------
Balance,
 December 31,
 2000                11    $560,500    30,145,982   $63,653,477    $(64,746,533)
                  =====    ========    ==========   ===========    ============

Net Loss                                                             (1,111,201)
Issuance of
 common stock:
 Sale of
  common stock     ---         ---        672,268       150,015            ---
 Shares issued
  in settlement
  of interest
  due              ---         ---        300,000        52,500            ---
Issuance of
 preferred
 stock:
 Issuance -
  Series  F
  preferred
  stock             13     611,500           ---           ---             ---
 Conversion
  of preferred
  stock            (10)   (438,410)     2,321,558       442,913
 Beneficial
 conversion
 rights on
 preferred
 stock             ---      37,500           ---        (37,500)           ---
Dividends on
 preferred
 stock             ---        ---            ---           ---           (2,466)
                  -----      -----          -----         -----         -------
Balance,
 March 31,
 2001                14    $771,090    33,439,808   $64,261,405    $(65,860,200)
                  =====    ========    ==========   ===========    ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2001

NOTE 1: GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of March 31, 2001 and for the periods ended March 31, 2001 and 2000, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $5.1 million for the year ended December 31, 2000 and as of that date had a working capital deficit of approximately $800,000 and an accumulated deficit of $64.7 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2000. In the quarter ended March 31, 2001, we incurred a net loss of approximately $1.1 million, had a working capital deficit of approximately $1.1 million, and an accumulated deficit of $65.9 million. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. In 2000, we expanded our sales force from two regional sales representatives and one inside sales person, to four sales representatives, four inside sales people, a vice president of sales and a manager of new business development. We increased our attendance at industry trade shows and increased our marketing. In the quarter ended March 31, 2001, we continued to aggressively pursue sales through trade shows and customer site visits.

We have raised additional capital, which was used to fund operations, including the growth of our sales force. Looking forward, Cycomm intends to grow its PCMobile division by implementing plans to increase market share and revenue. We plan to fund operations through working capital, borrowings on our secured line of credit and through private equity placements.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 2000, we raised $5,718,000 in private equity placements. In the quarter ended March 31, 2001, Cycomm raised $761,515 in private equity placements (See Note 7: Capital Stock for further detail).

These interim financial statements do not give effect to any adjustments which would be necessary should Cycomm be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. In the event that Cycomm is unable to achieve its plans to fund operations, Cycomm will consider further cost reductions and may be required to seek protection under the United States Bankruptcy Code.

NOTE 2: EARNINGS PER SHARE

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for the quarter ended March 31, 2001 is a charge of $162,500 related to the beneficial conversion feature of Cycomm's convertible preferred stock. For the quarters ended March 31, 2001 and March 31, 2000, the effect of the exercise of stock options, warrants and the conversion of preferred stock and debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

A summary of Cycomm's components of earnings per share are as follows:

                                                For the Quarter Ending March 31,
                                                       2001           2000
                                                       ----           ----
      Net Loss                                    $(1,111,201)     $(935,661)
      Beneficial return on Preferred Shares          (162,500)          ---
                                                    ---------      ---------
      Net loss available to common stockholders   $(1,273,701)     $(935,661)
                                                 ============     ==========

      Loss per share:
        Basic and diluted loss per share               $(0.04)        $(0.04)
        Beneficial return on Preferred Shares          $(0.00)          ---
                                                       ------         ------

        Basic and diluted                              $(0.04)        $(0.04)
                                                       ======         ======



NOTE 3: DISCONTINUED OPERATIONS

On June 21, 1999, Cycomm completed the sale of the assets of its Cycomm Secure Solutions Inc. ("CSS") subsidiary. The assets sold included inventory, fixed assets and various intangibles and other assets and had a carrying value of $2,333,779 as of June 21, 1999. Proceeds on the sale of CSS' assets were used to repay a portion of CSS' bank debt and to satisfy CSS' lease and property tax obligations. Cycomm recognized a net loss on disposal of $1,535,643 on the sale of CSS' assets. Included in the 1999 net loss is a gain of $278,297 on the settlement of an operating lease obligation.

On June 29, 2000, Cycomm completed the legal dissolution of its CSS subsidiary. As a result of the dissolution, Cycomm is not entitled to receive any assets generated in the future by CSS, and is not liable for any present or future unsatisfied claims of CSS' creditors. Cycomm recognized a gain of $1,119,273 related to the dissolution of CSS.

NOTE 4:  ACQUISITION EARN-OUT

In connection with the purchase price paid for Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary in 1996, Cycomm entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of March 31, 2001, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. Under the terms of the agreement and a subsequent amendment, Cycomm could fulfil its obligation to the Seller if payments were made before certain dates as specified in the agreement. Cycomm could elect to pay $700,000 by December 31, 2000, $1,100,000 by April 30, 2001
or $1,500,000 prior to April 30, 2002. As of March 31, 2001, Cycomm has paid $400,000 to the Seller. On March 28, 2001, the settlement agreement was amended to allow Cycomm until June 30, 2001 to pay the remaining $300,000 in full satisfaction of its obligation to the seller. If Cycomm does not satisfy the obligation by June 30, 2001, Cycomm will be obligated to pay $1.1 million to the Seller by April 30, 2002. There can be no assurances that Cycomm will be able to secure future amendments to the settlement agreement if the obligation is not satisfied by June 30, 2001. Cycomm has an accrued liability of $300,000 as of March 31, 2001 related to this agreement.

In conjunction with the 1999 settlement and amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge. Additionally, in consideration of the March 28, 2001 amendment to the settlement agreement, Cycomm has agreed to issue 100,000 shares of common stock to the Seller.

NOTE 5: INVENTORIES

The following is a summary of inventories at March 31, 2001 and December 31, 2000:

                                            March 31,   December 31,
                                              2001          2000
                                              -----         ----

Raw materials                              $1,121,581    $1,376,206
Work in process and sub-assemblies            202,562       133,106
Finished goods                                 21,550       224,974
Allowance for obsolete inventory             (140,192)     (127,227)
                                            ---------     ---------
                                           $1,205,501    $1,607,059
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

Revenue on the sales was recognized when the Pentium units were shipped to the customers. As of December 31, 2000, Cycomm had completed the shipments of Pentium units to customers, or had received waivers from customers in which they forfeited their right to exchange 586's for Pentium units. For the quarter ended March 31, 2000, Cycomm recognized revenue of $185,207 related to the shipment of Pentium units to customers in exchange for the 586 units.

NOTE 7: CAPITAL STOCK

Common Stock

On March 1, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 672,268 shares of common stock for cash proceeds of $150,015.

On March 14, 2001, Cycomm issued 300,000 shares of its common stock in full satisfaction of $52,500 in accrued interest due on Cycomm's $3,000,000 10% convertible debentures. This amount represented unpaid interest for the period of January 1, 2000 through March 31, 2000.

Preferred Stock

On January 5, 2001, Cycomm issued 6 shares of Series F convertible preferred stock ("Series F preferred stock") for gross proceeds of $300,000. On January 23, 2001, Cycomm issued 7 shares of Series F preferred stock for gross proceeds of $350,000. Net proceeds, after issuance costs for these transactions totaled $611,500. In connection with the issuance of the Series F preferred stock, 4,000,000 shares of Cycomm's common stock have been placed in an escrow account to be available upon conversion of the Series F preferred stock. The Series F preferred stock is convertible at the option of the holder into Cycomm common stock. The Series F preferred stock has no voting rights. In the event of liquidation of the Company, the Series F preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus interest at 8% per annum. The conversion price is the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. The shares had beneficial conversion rights of $162,500 on the date of issuance. On January 4, 2001, 4 shares of Series F preferred stock and related accrued interest were converted into 790,990 shares of common stock. On February 23, 2001, 3 shares of Series F preferred stock and related accrued interest were converted into 680,616 shares of common stock. On March 16, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 259,950 shares of common stock. On March 22, 2001, 2 shares of Series F preferred stock and related accrued interest were converted into 590,002 shares of common stock. As of March 31, 2001, 12 shares of Series F preferred stock with a total face amount of $600,000 were outstanding.

As of March 31, 2001, 2 shares of Series B preferred stock are outstanding. The Series B preferred stock was issued on February 26, 1998. It is convertible at the option of the holder into Cycomm common stock. The conversion price is the lesser of $2.38 or a 15% discount to the five-day average closing bid price prior to the date of conversion. If the stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the Series B preferred shares at a premium of 18% over the conversion price. The Series B preferred stock has no voting rights. In the event of liquidation of the Company, the Series B preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends.

NOTE 8: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Geographic region data on sales and the location of identifiable assets is provided in the tables below.

                                                 Quarter Ended
Geographic Region Data                      March 31,       March 31,
                                              2001            2000

Sales
      United States                        $1,281,342        $926,894
      Canada                                   19,188         370,354
                                           ----------      ----------
                                           $1,300,530      $1,297,248
                                           ==========      ==========

(Loss) Income from operations
      United States                        $ (784,654)    $(1,004,256)
      Canada                                 (355,149)        135,134
                                          -----------       ---------
                                          $(1,139,803)      $(869,122)
                                         ============       =========


                                            March 31,     December 31,
                                              2001            2000
Identifiable assets
      United States                         $ 766,960      $1,175,833
      Canada                                1,553,672       1,955,292
                                           ----------      ----------
                                           $2,320,632      $3,131,125
                                           ==========      ==========

NOTE 9: SUBSEQUENT EVENTS

On April 5, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 324,001 shares of common stock. On April 6, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 300,242 shares of common stock. On May 1, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 256,521 shares of common stock.

On April 12, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of issuance. In total, Cycomm issued 1,000,000 shares of common stock for cash proceeds of $250,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarter Ended March 31, 2001 and March 31, 2000

Revenues for the three months ended March 31, 2001 were $1,300,530 as compared to revenues of $1,297,248 for the prior period.

Cost of sales for the quarter ended March 31, 2001 was $1,032,271 as compared to cost of sales of $1,104,744 for the prior period. Gross margins for the quarter ended March 31, 2001 were 21%, which represents an increase from 15% in the prior period. The increase in gross margins is a result of the lower warranty costs incurred in the current quarter.

Operating expenses increased to $1,408,062 for the period ended March 31, 2001 as compared to $1,061,626 in the prior period. Selling, general and administrative expenses increased $336,132 to $1,145,597 for the current period. This increase is mainly the result of the expansion in Cycomm's sales force from 4 people in the quarter ended March 31, 2000 to 10 people in the quarter ended March 31, 2001. Research and development costs increased to $243,137 as compared to $222,034 in the prior period. Cycomm increased its R&D expenditures in order to accelerate the release of the Pentium III PCMobile and docking stations with dual USB ports.

Depreciation and amortization decreased to $19,328 for the quarter ended March 31, 2001 as compared to $30,127 in the prior period. The decrease is the result of Cycomm's disposal of fixed assets with a net book value of $22,500 in the quarter ended December 31, 2000.

Interest expense for the quarter ended March 31, 2001 was $125,903 as compared to $113,771 for the prior period. The increase is a result of interest charges being paid to certain suppliers in the quarter ended March 31, 2001.

Net loss increased to $1,273,701, or $0.04 per share, for the quarter ended March 31, 2001 from $935,661, or $0.04 per share for the quarter ended March 31, 2000. The increase in net loss is a result of the factors discussed above.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 2001, Cycomm had cash and cash equivalents of $61,051.

In the three months ended March 31, 2001, cash used in operations amounted to $671,986, largely due to Cycomm's net loss of $1,111,201, offset by a decrease in receivables of $121,513 and a decrease in inventories of $401,558. Cash used in investing activities during the three months ended March 31, 2001 totaled $8,482. Cash provided by financing activities was $440,409 for the three months ended March 31, 2001. Cycomm completed a private placement of common stock for net proceeds of $150,015, and a private placement of Series F preferred stock for net proceeds of $611,500. Cycomm decreased the amounts drawn on its bank credit lines in an amount of $318,807 during the three months ended March 31, 2001.

Cycomm's net working capital at March 31, 2001 was ($1,091,090) as compared to ($801,871) at December 31, 2000. Cash on hand decreased by $240,059 as a result of Cyomm's loss from operations. Accounts receivable decreased by $121,513 due to collections and low sales volumes. Inventories decreased by $401,558 as Cycomm reduced purchasing in anticipation of a delay in customer deliveries in the second quarter of 2001. These decreases in assets were partially offset by the decrease in accrued liabilities of $191,048, caused by a reduction in Cycomm's warranty reserve and payroll accruals, and the decrease of $318,807 in amounts outstanding on Cycomm's line of credit.

Cycomm's auditors modified their report on Cycomm's annual report on form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management is addressing the going concern issue with several actions, including expanding its sales force, adding resellers, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. Under the terms of the agreement, Cycomm can fulfill its obligation to the Seller if payments are made before certain dates as specified in the agreement. Cycomm can elect to pay $700,000 by April 30, 2000, $1,100,000 by April 30, 2001 or $1,500,000 prior to
April 30, 2002. On February 3, 2000, the settlement was amended to allow Cycomm until December 31, 2000 to pay $700,000 in full satisfaction of its obligation to the seller. As of March 31, 2001, Cycomm had paid $400,000 to the seller. On March 28, 2001, the settlement was amended to allow Cycomm until June 30, 2001 to pay the remaining $300,000 in full settlement of the obligation. Cycomm agreed to issue 100,000 shares of common stock to M3i as consideration for agreeing to this amendment.

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

A lawsuit was instituted against Cycomm on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of our Cycomm Secure Solutions subsidiary. The lawsuit alleged breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. On January 24, 2001, Mr. Gangemi was awarded damages of $101,500 plus interest. Cycomm is currently negotiating a settlement with Mr.Gangemi.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  May __, 2001                        /s/ Albert I. Hawk
                                          ------------------------------------
                                               Albert I. Hawk
                                               President and
                                               Chief Executive Officer


Date: May __, 2001                        /s/ Robert M. Hutton
                                          ------------------------------------
                                              Robert M. Hutton
                                              Vice President of Finance

                 Appendix A to item 601(c) of Regulation S-K
                     Commercial and Industrial Companies
                           Article 5 of Regulation S-X


Item Number                  Item Description

5-02(1)               61,051 Cash and cash Items
5-02(2)                    0 Marketable securities
5-02(3)(a)(1)        480,353 Notes and accounts receivable - trade
5-02(4)               79,747 Allowances for doubtful accounts
5-02(6)            1,205,501 Inventory
5-02(9)            2,101,807 Total current assets
5-02(13)             559,746 Property, plant and equipment
5-02(14)             340,921 Accumulated depreciation
5-02(18)           2,320,632 Total assets
5-02(21)           3,192,897 Total current liabilities
5-02(22)             356,713 Bonds, mortgages and similar debt
5-02(28)                   0 Preferred stock - mandatory redemption
5-02(29)             616,090 Preferred stock - no mandatory redemption
5-02(30)          64,416,405 Common stock
5-02(31)                   0 Other stockholders' equity
5-02(32)           2,320,632 Total liabilities and stockholders' equity
5-03(b)1(a)        1,300,530 Net sales of tangible products
5-03(b)1           1,300,530 Total revenues
5-03(b)2(a)        1,032,271 Cost of tangible goods sold
5-03(b)2           1,032,271 Total costs and expenses applicable to sales and revenues
5-03(b)3           1,408,062 Other costs and expenses
5-03(b)5                   0 Provisions for doubtful accounts and notes
5-03(b)8             125,903 Interest and amortization of debt discount
5-03(b)(10)      (1,111,201) Income before taxes and other items
5-03(b)(11)                0 Income tax expenses
5-03(b)(14)      (1,111,201) Income/loss continuing operations
5-03(b)(15)                0 Discontinued operations
5-03(b)(17)                0 Extraordinary items
5-03(b)(18)                0 Cumulative effect - changes in accounting
                             principles
5-03(b)(19)      (1,111,201) Net income or loss
5-03(b)(20)            (.04) Earnings per share - basic
5-03(b)(20)            (.04) Earnings per share - diluted