Form 10-Q
period 2001-06-30
CYCOMM INTERNATIONAL INC
filed 2001-08-15
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
                                    -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                                             Act of 1934

For the quarterly period ended June 30, 2001

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

As of August 1, 2001, the Registrant had 47,845,425 shares of Common Stock outstanding.

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

                 CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                     June 30,       December 31,
                                                       2001             2000
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalents                            $176,641         $301,110
 Accounts receivable, less allowance for doubtful
  accounts of $70,000 and $50,000, respectively        343,581          522,119
 Inventories, net of allowance for obsolete
  inventory of $152,000 and $127,000, respectively   1,300,428        1,607,059
 Deposits with suppliers                                 ---            283,449
 Foreign taxes receivable                              230,207           96,948
 Prepaid expenses                                       44,931           78,192
 Other current assets                                    6,265           14,520
                                                     ---------       -----------
   Total current assets                              2,102,053        2,903,397

Fixed assets, net
                                                       205,543          227,728
                                                    ----------       ----------
                                                    $2,307,596       $3,131,125
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                            $1,037,743       $1,396,182
 Accrued liabilities                                 1,104,918        1,296,382
 Acquisition earn-out obligation                       300,000          300,000
 Dividends payable on preferred stock                   33,425           28,466
 Current portion of capital lease obligations            9,583            8,718
 Revolving credit facility                             426,912          675,520
                                                     ---------        ---------
  Total current liabilities                          2,912,581        3,705,268

Capital lease obligations, less current portion         23,129           25,127

Stockholders' equity:
Convertible Preferred Stock, $50,000 par value,
 unlimited authorized shares, 4 and 11 shares
 issued and outstanding at June 30, 2001 and
 December 31, 2000, respectively                       207,682          560,500
Common Stock, no par value, unlimited authorized
 shares, 47,070,119 and 34,145,982 shares issued,
 and 43,070,119 and 30,145,982 outstanding at
 June 30, 2001 and December 31, 2000, respectively  66,238,598       63,653,477
Notes receivable - stockholders                        (68,570)         (66,714)
Accumulated deficit                                (67,005,824)     (64,746,533)
                                                   -----------      -----------
      Total stockholders' equity                      (628,114)        (599,270)
                                                   -----------      -----------
                                                    $2,307,596       $3,131,125
                                                   ===========      ===========


    See accompanying notes to condensed consolidated financial statements.

                                     Page 4

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (UNAUDITED)

                                       Three Months            Six Months
                                          Ended                  Ended
                                   June 30,   June 30,   June 30,    June 30,
                                     2001       2000        2001        2000
                                     -----      -----       -----       ----
Sales                           $576,943   $1,415,746   $1,877,473   $2,712,994
Cost of sales                    683,595      866,902    1,715,866    1,971,646
                                --------      -------    ---------    ---------
Gross profit                    (106,652)     548,844      161,607      741,348

Expenses
 Selling, general and
  administrative                 805,761      947,453    1,951,358    1,766,185
 Research and product
  development                    196,873      180,780      440,010      374,642
 Depreciation and
  amortization                    18,998       11,856       38,325       32,716
                               ---------    ---------    ---------    ---------
                               1,021,632    1,140,089    2,429,693    2,173,543
                               ---------    ---------    ---------    ---------

Loss from Operations          (1,128,284)    (591,245)  (2,268,086)  (1,432,195)

Other Income (Expense)
 Interest income                   1,890       10,985        6,345       30,045
 Interest expense                (86,428)     (94,771)    (212,331)    (208,542)
 Other income                     69,742        4,585      219,792        4,585
                                 -------      -------      -------     --------
                                 (14,796)     (79,201)      13,806     (173,912)
                                 -------      -------      -------     --------
Loss from continuing
 operations                  $(1,143,080)   $(670,446) $(2,254,280) $(1,606,107)
                             ===========    =========  ===========  ===========

Discontinued operations:
 Gain on dissolution of
  discontinued operation:
  Cycomm Secure
  Solutions, Inc.                   ---     1,119,273        ---      1,119,273
                              ----------    ---------  ----------     ---------

Net income (loss)             (1,143,080)     448,827  (2,254,280)     (486,834)
                              ==========    =========  ==========     =========
 Beneficial return on
  preferred shares                  ---         ---      (162,500)         ---
Net income (loss)
 attributable to common
 stockholders                $(1,143,080)   $448,827  $(2,416,780)    $(486,834)
                             ===========    ========  ===========     =========

Earnings Per Share: Basic
Loss per share from
 continuing operations            $(0.03)    ($0.03)       ($0.06)       ($0.07)
Income per share on
 dissolution of
 discontinued operation:
 Cycomm Secure
 Solutions, Inc.                    ---       $0.04          ---          $0.05

Net loss per share attributable
 to beneficial return on
 preferred shares                   ---        ---          $0.00          ---
                                  ------      -----        ------        ------
Net income (loss) per share
 attributable to common
 shareholders                     $(0.03)     $0.02        $(0.06)       $(0.02)
                                  ======      =====        ======        ======

Earnings Per Share: Diluted
Loss per share from
 continuing operations            $(0.03)    ($0.02)       ($0.06)       ($0.07)
Income per share on
 dissolution of
 discontinued operation:
 Cycomm Secure Solutions,
 Inc.                               ---       $0.03           ---         $0.05
Net loss per share
 attributable to beneficial
 return on preferred shares         ---        ---          $0.00          ---
                                  ------      -----        ------        ------
Net income (loss) per share
 attributable to common
 shareholders                     $(0.03)     $0.01        $(0.06)       $(0.02)
                                  ======      =====        ======        ======
Shares used in computing
 earnings per share:
     Basic                    41,637,890  25,876,013    38,614,315   23,807,869
                              ==========  ==========    ==========   ==========
     Diluted                  41,637,890  33,960,963    38,614,315   23,807,869
                              ==========  ==========    ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

                                     Page 5

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                             (Unaudited)

                                                 Six Months Ended
                                              June 30,       June 30,
                                               2001            2000
                                              -----            ----

Operating activities
 Net loss from continuing operations       $(2,254,280)     $(1,606,107)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization                38,825           55,120
 Change  in operating assets and
  liabilities                                  196,872       (1,675,084)
                                            ----------       ----------
 Cash used in operating activities          (2,018,583)      (3,226,071)
                                            ----------       ----------

Investing activities
 Acquisition of fixed assets                   (13,621)         (22,235)
                                               -------          -------
 Cash used in investing activities             (13,621)         (22,235)
                                               -------          -------

Financing activities
 Issuance of common stock                    1,548,995        4,140,000
 Issuance of preferred stock                   611,500            ---
 Exercise of stock options                        ---            74,999
 Net repayments under revolving credit
  facility                                    (248,608)        (362,117)
 Repayment of obligations under capital
  leases                                        (4,152)          (1,130)
                                             ---------        ---------
 Cash provided by financing activities       1,907,735        3,851,752
                                             ---------        ---------

 (Decrease) increase in cash and cash
  equivalents during the period               (124,469)         603,446
 Cash and cash equivalents, beginning of
  period                                       301,110           22,867
                                              --------         --------
 Cash and cash equivalents, end of period     $176,641         $626,313
                                              ========         ========

Supplemental cash flow information:
 Interest paid                                $108,088        $ 264,573
 Income taxes paid                            $   ---         $    ---

Non-cash investing and financing
 activities:
  Conversion of convertible debentures to
   common stock                                   ---         $517,452
  Conversion of preferred stock to common
   stock                                    $1,019,308      $2,226,098
  Conversion of convertible debentures to
   preferred stock                                ---       $3,000,000
  Issuance of common stock in settlement
   of interest due                            $ 52,500            ---



    See accompanying notes to condensed consolidated financial statements.

                                     Page 6

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE UNAUDITED PERIOD ENDED JUNE 30, 2001
                         AND THE YEAR ENDED DECEMBER 31, 2000

                Preferred   Preferred   Common        Common       Accumulated
                  Shares     Stock      Shares         Stock          Deficit
Balance,
December 31, 1999     7    $296,250   16,807,696    $54,315,402    $(60,644,958)
                   ====    ========   =========     ===========    ============

Net Loss            ---        ---         ---            ---        (4,023,822)
Issuance of
 common stock:
 Sale of
  common stock      ---        ---     9,400,000      5,290,000            ---
 Shares issued
  in settlement
  of vendor
  obligation        ---        ---       194,283         84,012            ---
 Shares issued
  in settlement
  of obligation
  of acquisition
  earn-out          ---        ---       400,000        200,000            ---
 Conversion of
  debenture
  into common
  stock             ---        ---     1,034,904        517,452            ---
 Exercise of
  stock
  options and
  warrants          ---        ---       345,833         74,999            ---
Issuance of
 preferred
 stock:
 Conversion of
  debentures
  into Series
  E preferred
  stock              30   3,000,000          ---           ---             ---
  Issuance -
   Series F
   preferred
   stock              9     353,000          ---           ---             ---
  Conversion of
   preferred
   stock            (35) (3,206,250)    1,963,266     3,289,112            ---
 Beneficial
  conversion
  rights on
  preferred
  stock             ---     117,500          ---       (117,500)           ---
Dividends on
 preferred
 stock              ---        ---           ---           ---         (77,753)
                  -----      -----         -----         -----         -------
Balance,
 December 31,
 2000                11    $560,500    30,145,982   $63,653,477    $(64,746,533)
                  =====    ========    ==========   ===========    ============

Net Loss                                                             (2,254,280)
Issuance of
 common stock:
 Sale of
  common stock     ---         ---      7,298,739     1,548,995            ---
 Shares issued
  in settlement
  of interest
  due              ---         ---        300,000        52,500            ---
Issuance of
 preferred
 stock:
 Issuance -
  Series  F
  preferred
  stock             13     611,500           ---           ---             ---
 Conversion
  of preferred
  stock            (20)   (876,818)     5,325,398       896,126
 Beneficial
 conversion
 rights on
 preferred
 stock             ---     (87,500)           ---        87,500           ---
Dividends on
 preferred
 stock             ---        ---            ---           ---           (2,466)
                  -----      -----          -----         -----         -------
Balance,
 June 30,
 2001                 4    $207,682    43,070,119   $66,238,598    $(67,005,824)
                  =====    ========    ==========   ===========    ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2001

NOTE 1: GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of June 30, 2001 and for the periods ended June 30, 2001 and 2000, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $5.1 million for the year ended December 31, 2000 and as of that date had a working capital deficit of approximately $800,000 and an accumulated deficit of $64.7 million. In the quarter ended June 30, 2001, we incurred a net loss of approximately $1.1 million, had a working capital deficit of approximately $810,000, and an accumulated deficit of $67.0 million. Further, borrowings on our revolving line of credit were in excess of amounts available as of December 31, 2000 and June 30, 2001, causing us to be out of compliance with our credit terms. As a result, our auditors have modified their report on Cycomm's annual report on form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. We have expanded our sales force from two regional sales representatives and one inside sales person, to four regional sales representatives, four inside sales people, a vice president of sales and a manager of new business development. We have increased our attendance at industry trade shows and increased our marketing. In the quarter ended June 30, 2001, we continued to aggressively pursue sales through trade shows, direct sales efforts and expansion of our reseller distribution channels.

We have raised additional capital, which was used to fund operations, including the growth of our sales force. Looking forward, Cycomm intends to grow its PCMobile division by implementing plans to increase market share and revenue. We plan to fund operations through working capital, borrowings on our secured line of credit and through private equity placements.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 2000, we raised $5,718,000 in private equity placements. In the quarter ended June 30, 2001, Cycomm raised $1,398,980 in private equity placements (See Note 7: Capital Stock for further detail).

These interim financial statements do not give effect to any adjustments which would be necessary should Cycomm be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. In the event that Cycomm is unable to achieve its plans to fund operations, Cycomm will consider further cost reductions, pursue the sale of all or part of its business, or restructure its business under the United States Bankruptcy Code.

NOTE 2: EARNINGS PER SHARE

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for the six months ended June 30, 2001 is a charge of $162,500 related to the beneficial conversion feature of Cycomm's convertible preferred stock. Included in EPS for the periods ended June 30, 2000 is a gain on Cycomm's dissolution of its Cycomm Secure Solutions, Inc. subsidiary (see Note 3: Discontinued Operations).

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

NOTE 4:  ACQUISITION EARN-OUT

In connection with the purchase price paid for Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary in 1996, Cycomm entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of June 30, 2001, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. As of June 30, 2001, Cycomm has paid the Seller $400,000. The settlement was amended to allow Cycomm until September 30, 2001 to pay the Seller $300,000 in full settlement of the obligation. If Cycomm does not satisfy the obligation by September 30, 2001, Cycomm will be obligated to pay $1.1 million to the Seller by April 30, 2002. Cycomm has an accrued liability of $300,000 as of June 30, 2001 related to this obligation.

In conjunction with the 1999 settlement and subsequent amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge. Additionally, in consideration of the subsequent amendments to the settlement agreement, Cycomm has agreed to issue 200,000 shares of common stock to the Seller.

NOTE 5: INVENTORIES

The following is a summary of inventories at June 30, 2001 and December 31, 2000:

                                          June 30,    December 31,
                                            2001          2000
                                            -----         ----

Raw materials                            $1,071,665    $1,376,206
Work in process and sub-assemblies          378,841       133,106
Finished goods                                2,043       224,974
Allowance for obsolete inventory          (152,121)     (127,227)
                                          ---------     ---------
                                         $1,300,428    $1,607,059
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

Revenue on the sales was recognized when the Pentium units were shipped to the customers. As of December 31, 2000, Cycomm had completed the shipments of Pentium units to customers, or had received waivers from customers in which they forfeited their right to exchange 586's for Pentium units. For the six months ended June 30, 2000, Cycomm recognized revenue of $766,341 related to the shipment of Pentium units to customers in exchange for the 586 units.

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

In the period from May 11, 2001 through June 29, 2001, Cycomm raised capital through a series of related private equity placements of its common stock. The stock was issued to a group of investors at a discount to the market price on the date of issuance. In total, Cycomm issued 2,450,000 shares of common stock for cash proceeds of $469,000.

On May 15, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 2,000,000 shares of common stock for cash proceeds of $497,980.

On June 29, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, Cycomm issued 1,176,471 shares of common stock for cash proceeds of $182,000.

Preferred Stock

On January 5, 2001, Cycomm issued 6 shares of Series F convertible preferred stock ("Series F preferred stock") for gross proceeds of $300,000. On January 23, 2001, Cycomm issued 7 shares of Series F preferred stock for gross proceeds of $350,000. Net proceeds, after issuance costs for these transactions totaled $611,500. In connection with the issuance of the Series F preferred stock, 4,000,000 shares of Cycomm's common stock were placed in an escrow account to be available upon conversion of the Series F preferred stock. The Series F preferred stock was convertible at the option of the holder into Cycomm common stock. The Series F preferred stock had no voting rights. In the event of liquidation of the Company, the Series F preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus interest at 8% per annum. The conversion price was the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. The shares had beneficial conversion rights of $162,500 on the date of issuance.

As of June 30, 2001, 20 shares of Series F preferred stock and related accrued interest had been converted into 5,325,398 shares of common stock. Subsequent to June 30, 2001, the remaining 2 shares of Series F preferred stock and related accrued interest were converted into 600,306 shares of common stock (See Note 9:
Subsequent Events).

As of June 30, 2001, 2 shares of Series B preferred stock are outstanding. The Series B preferred stock was issued on February 26, 1998. It is convertible at the option of the holder into Cycomm common stock. The conversion price is the lesser of $2.38 or a 15% discount to the five-day average closing bid price prior to the date of conversion. If the stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the Series B preferred shares at a premium of 18% over the conversion price. The Series B preferred stock has no voting rights. In the event of liquidation of the Company, the Series B preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends.

NOTE 8: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Geographic region data on sales and the location of identifiable assets is provided in the tables below.


                                   Quarters Ended          Six Months Ended
                                   --------------          ----------------
                                June 30,     June 30,    June 30,     June 30,
                                  2001        2000         2001        2000
                                  -----       -----        -----       ----
Geographic Region Data
Sales
      United States            $ 557,464   $1,400,574  $1,838,805   $2,348,364
      Canada                      19,479       15,172      38,668      364,630
                               $ 576,943   $1,415,746  $1,877,473   $2,712,994
                               =========   ==========  ==========   ==========
Loss from Operations
      United States            $ 689,060     $ 24,601  $1,473,713   $1,000,686
      Canada                     439,224      566,644     794,373      431,509
                              ----------    ---------  ----------   ----------
                              $1,128,284    $ 591,245  $2,268,086   $1,432,195
                              ==========    =========  ==========   ==========


Identifiable Assets             June 30,   December 31,
                                  2001        2000
      United States            $ 861,986   $1,175,833
      Canada                   1,445,610    1,955,292
                             ===========   ==========
                              $2,307,596   $3,131,125
                              ==========   ==========


NOTE 9: SUBSEQUENT EVENTS

On July 10, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 301,799 shares of common stock. On July 17, 2001, 1 share of Series F preferred stock and related accrued interest was converted into 298,507 shares of common stock.

In the period from July 2, 2001 through August 2, 2001, Cycomm raised capital through a series of related private equity placements of its common stock. The stock was issued to a group of investors at a discount to the market price on the date of issuance. In total, Cycomm issued 290,000 shares of common stock for cash proceeds of $51,737.

On August 1, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of issuance. In total, Cycomm issued 1,000,000 shares of common stock for cash proceeds of $135,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarters Ended June 30, 2001 and June 30, 2000

Revenues for the quarter ended June 30, 2001 were $576,943 as compared to revenues of $1,415,746 for the quarter ended June 30, 2000. This decrease is a result of delays caused by a change order from our largest customer, causing PCMobile shipments scheduled for the month of June to be delivered in July. The decrease is also the result of the recognition of $581,134 of deferred revenue in the quarter ended June 30, 2000.

Cost of sales for the quarter ended June 30, 2000 were $683,595 as compared to cost of sales of $866,902 for the prior period. Gross margins for the quarter ended June 30, 2001 were (18%), as compared to 39% in the quarter ended June 30, 2000. The decrease in gross margins is a result of two primary factors. Lower sales volumes in the quarter ended June 30, 2001 caused unfavorable overhead variances, which caused margins to decrease significantly. Cycomm had ramped up production for June shipments, however the customer change order described above caused production to be delayed until July. The other primary reason behind the change in gross margins was the recognition of deferred revenue in the quarter ended June 30, 2000 (See Note 5: Deferred Revenue). Cycomm recognized $581,134 in deferred revenue in the quarter ended June 30, 2000, while the corresponding cost of sales for these revenues were recognized during 1999. This caused gross margins to be higher in the quarter ended June 30, 2000.

Operating expenses decreased to $1,021,632 for the quarter ended June 30, 2001 as compared to $1,140,089 in the quarter ended June 30, 2000. Selling, general and administrative expenses decreased $128,555 to $805,761 for the current quarter. This decrease is a result of reductions made to accounting and consulting fees, decreases in shareholder relations fee, and general cost savings. Research and development costs were $196,873 for the quarter ended June 30, 2001, as compared to $180,780 in the quarter ended June 30, 1999. Current quarter R&D efforts involved final testing of the Pentium III PCMobiles and dual USB docking stations. Depreciation and amortization increased to $18,998 for the quarter ended June 30, 2001 as compared to $11,856 in the quarter ended June 30, 2000 as a result of the acquisition of fixed assets.

Interest expense for the quarter ended June 30, 2001 was $86,428 as compared to $94,771 for the quarter ended June 30, 2000. The decrease is the result of the renegotiation of the terms of Cycomm's revolving credit facility. Prior to May 2001, Cycomm was paying interest of prime + 3% on a minimum average loan balance of $2,000,000. As of May 1, 2001, Cycomm began paying prime + 3% on a minimum loan balance of $1,000,000. The decrease in interest charges paid on the revolving line of credit were partially offset by an increase in finance changes paid to one of Cycomm's key suppliers in the quarter ended June 30, 2001, as compared to finance charges paid to this supplier in the quarter ended June 30, 2000.

Other income for the quarter ended June 30, 2001 was $69,742 as compared to $4,585 in the previous quarter. Included in other income for the quarter ended June 30, 2001 is a gain of $70,940 on the settlement of a vendor obligation, offset by miscellaneous expenses.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the quarter ended June 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.04 per share, for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 and June 30, 2000

Revenues for the six months ended June 30, 2001 were $1,877,473 as compared to revenues of $2,712,994 for the six months ended June 30, 2000. The decrease in sales is primarily the result of delays caused by a change order from our largest customer, causing PCMobile shipments scheduled for the month of June to be delivered in July. The decrease is also the result of recognition of $766,341 in deferred revenue (See Note 5: Deferred Revenue) in the six months ended June 30, 2000.

Cost of sales for the six months ended June 30, 2000 were $1,715,866 as compared to cost of sales of $1,971,646 for the six months ended June 30, 1999. Gross margins for the six months ended June 30, 2001 were 9%, which represents a decrease from 27% in the prior period. The decrease in gross margins is a result of lower sales volumes in the six months ended June 30, 2001, and the recognition of $766,341 in deferred revenue (See Note 5: Deferred Revenue) in the six months ended June 30, 2000, while the corresponding cost of sales was recognized during 1999.

Operating expenses increased to $2,429,693 for the six months ended June 30, 2001 as compared to $2,173,543 in the prior period. Selling, general and administrative expenses increased $185,173 to $1,951,358 for the six months ended June 30, 2001. This increase is mainly the result of the expansion of Cycomm's sales force from 4 people in the six months ended June 30, 2000 to 10 people in the six months ended June 30, 2001. Research and development costs increased to $440,010 as compared to $374,642 in the prior period. Cycomm increased its R&D expenditures in order to accelerate the release of the Pentium III PCMobile and docking stations with dual USB ports. Depreciation and amortization increased to $38,325 for the six months ended June 30, 2001 as compared to $32,716 in the prior period.

Interest expense for the six months ended June 30, 2001 was $212,331 as compared to $208,542 for the prior period. The increase is the result of finance charges paid to one of Cycomm's key suppliers in the six months ended June 30, 2001, as compared to finance charges paid to this supplier in the six months ended June 30, 2000. This was partially offset by a decrease in interest paid on Cycomm's revolving credit facility resulting from the renegotiation of credit terms. Prior to May 2001, Cycomm was paying interest of prime + 3% on a minimum average loan balance of $2,000,000. As of May 1, 2001, Cycomm began paying prime + 3% on a minimum loan balance of $1,000,000.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the six months ended June 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.05 per share, for the six months ended June 30, 2000.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 2001, Cycomm had cash and cash equivalents of $176,641.

In the six months ended June 30, 2000, cash used in operations was $2,018,583, largely due to Cycomm's net loss from continuing operations of $2,254,280. Accounts receivable decreased by $178,538, inventories decreased by $306,631 and a vendor deposit was reduced by $283,449, but these sources of cash were offset by decreases in trade accounts payable of $358,439 and accrued liabilities of $191,464. Cash used in investing activities in the six months ended June 30, 2001 totaled $13,621. Cash provided by financing activities was $1,907,735 for the six months ended June 30, 2001. Cycomm completed a series of private placements of its common stock for net proceeds of $1,548,995, and completed a private placement of Series F preferred stock for net proceeds of $611,500. Cycomm decreased the amounts drawn on its revolving line of credit by $248,608 during the six months ended June 30, 2001.

Cycomm's net working capital at June 30, 2001 was ($810,528) as compared to ($801,871) at December 31, 2000. In the six months ended June 30, 2001, Cycomm's current assets decreased by $801,344, and current liabilities decreased by $792,687. Accounts receivable and inventory decreased as a result of lower sales volumes in the six months ended June 30, 2001. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable and inventory, decreased as a result of decreases in these assets. The decrease in accounts payable is primarily the result of a supplier applying a $283,449 deposit against outstanding payables, and the recognition of $70,940 from the settlement of a vendor obligation.

As of June 30, 2001, Cycomm's borrowings on its revolving line of credit were in excess of amounts available, causing Cycomm to be out of compliance with its credit terms. As of August 14, 2001, Cycomm was in compliance with the credit terms of its revolving line of credit.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation (the "Seller"). Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. As of June 30, 2001, Cycomm has paid the Seller $400,000. The settlement was amended to allow Cycomm until September 30, 2001 to pay the Seller $300,000 in full settlement of the obligation. If Cycomm does not satisfy the obligation by September 30, 2001, Cycomm will be obligated to pay $1.1 million to the Seller by April 30, 2002. Cycomm has an accrued liability of $300,000 as of June 30, 2001 related to this obligation.


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

A lawsuit was instituted against Cycomm on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of our Cycomm Secure Solutions subsidiary. The lawsuit alleged breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. On January 24, 2001, Mr. Gangemi was awarded damages of $101,500 plus interest. Cycomm and Mr. Gangemi entered into a settlement agreement under which Cycomm will pay Mr. Gangemi a total of $94,000 plus interest in equal monthly installments.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  August __, 2001               /s/ Albert I. Hawk
                                    -------------------------------
                                         Albert I. Hawk
                                         President and
                                         Chief Executive Officer



Date:  August __, 2001              /s/ Robert M. Hutton
                                    ------------------------------------
                                        Robert M. Hutton
                                        Vice President of Finance

                 Appendix A to item 601(c) of Regulation S-K
                     Commercial and Industrial Companies
                           Article 5 of Regulation S-X


Item Number                  Item Description

5-02(1)              176,641 Cash and cash Items
5-02(2)                    0 Marketable securities
5-02(3)(a)(1)        413,581 Notes and accounts receivable - trade
5-02(4)               70,000 Allowances for doubtful accounts
5-02(6)            1,300,428 Inventory
5-02(9)            2,102,053 Total current assets
5-02(13)             565,063 Property, plant and equipment
5-02(14)             359,920 Accumulated depreciation
5-02(18)           2,307,596 Total assets
5-02(21)           2,912,581 Total current liabilities
5-02(22)             426,912 Bonds, mortgages and similar debt
5-02(28)                   0 Preferred stock - mandatory redemption
5-02(29)             207,682 Preferred stock - no mandatory redemption
5-02(30)          66,238,598 Common stock
5-02(31)                   0 Other stockholders' equity
5-02(32)           2,307,596 Total liabilities and stockholders' equity
5-03(b)1(a)        1,877,473 Net sales of tangible products
5-03(b)1           1,877,473 Total revenues
5-03(b)2(a)        1,715,866 Cost of tangible goods sold
5-03(b)2           1,715,866 Total costs and expenses applicable to sales and revenues
5-03(b)3           2,429,693 Other costs and expenses
5-03(b)5                   0 Provisions for doubtful accounts and notes
5-03(b)8             212,331 Interest and amortization of debt discount
5-03(b)(10)      (2,254,280) Income before taxes and other items
5-03(b)(11)                0 Income tax expenses
5-03(b)(14)      (2,254,280) Income/loss continuing operations
5-03(b)(15)                0 Discontinued operations
5-03(b)(17)                0 Extraordinary items
5-03(b)(18)                0 Cumulative effect - changes in accounting
                             principles
5-03(b)(19)      (2,254,280) Net income or loss
5-03(b)(20)            (.06) Earnings per share - basic
5-03(b)(20)            (.06) Earnings per share - diluted