Form 10QSB
period 2001-09-30
CYCOMM INTERNATIONAL INC
filed 2001-11-15
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
                                     -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

As of November 1, 2001, the Registrant had 52,038,157 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                        Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................        3

            Condensed Consolidated Statements of Operations.......        4

            Condensed Consolidated Statements of Cash Flows.......        5

            Condensed Consolidated Statement of Stockholders' Equity      6

            Notes to Condensed Consolidated Financial Statements..        7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................       13

PART II - Other Information

Item 1.     Legal Proceedings.....................................       16

Item 2.     Changes in Securities.................................       17

Item 3.     Default Upon Senior Securities........................       17

Item 4.     Submission of Matters to a Vote of Security Holders...       17

Item 5.     Other Information.....................................       17

Item 6.     Exhibits and Reports on Form 8-K......................       17

Signatures  ......................................................       18

                 CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                  September 30,    December 31,
                                                      2001            2000
                                                     -----            ----
ASSETS                                             (Unaudited)
Current assets:
 Cash and cash equivalents                          $162,221         $301,110
 Accounts receivable, less allowance for
  doubtful accounts of $70,000 and $50,000,
  respectively                                     1,049,467          522,119
 Inventories, net of allowance for obsolete
  inventory of $187,000 and $127,000,
  respectively                                       946,272        1,607,059
 Deposits with suppliers                                ---           283,449
 Foreign taxes receivable                            287,999           96,948
 Prepaid expenses                                     52,866           78,192
 Other current assets                                 11,264           14,520
                                                   ---------        ---------
   Total current assets                            2,510,089        2,903,397

Fixed assets, net                                    194,068          227,728
                                                  ----------       ----------
                                                  $2,704,157       $3,131,125
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable- trade                            $922,173       $1,396,182
 Accrued liabilities                               1,083,763        1,296,382
 Acquisition earn-out obligation                        ---           300,000
 Dividends payable on preferred stock                 35,945           28,466
 Current portion of capital lease obligations          9,250            8,718
 Revolving credit facility                           779,633          675,520
                                                   ---------        ---------
 Total current liabilities                         2,830,764        3,705,268

Capital lease obligations, less current portion       18,771           25,127

Stockholders' equity:
Convertible Preferred Stock, $50,000 par value,
 unlimited authorized shares, 2 and 11
 shares issued and outstanding at September 30,
 2001 and December 31, 2000, respectively            105,000          560,500

Common Stock, no par value, unlimited authorized
 shares, 52,038,157 and 34,145,982 shares issued,
 and 50,424,711 and 30,145,982 outstanding at
 September 30, 2001 and December 31, 2000,
 respectively                                     67,289,169       63,653,477
Notes receivable - stockholders                         ---           (66,714)
Accumulated deficit                              (67,539,547)     (64,746,533)
                                                 -----------      -----------
      Total stockholders' equity                    (145,378)        (599,270)
                                                  ----------       ----------
                                                  $2,704,157       $3,131,125
                                                  ==========       ==========


    See accompanying notes to condensed consolidated financial statements.

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)

                              Quarter Ended              Nine Months Ended
                       September 30, September 30,   September 30, September 30,
                         2001            2000           2001            2000
                         -----           -----          -----           ----

Sales               $2,553,536         $454,711      $4,431,009     $3,167,705
Cost of sales        1,787,355          607,927       3,503,222      2,579,573
                     ---------          -------       ---------      ---------
Gross profit           766,181         (153,216)        927,787        588,132

Expenses
 Selling, general
  and administrative  1,015,534         943,447       2,966,892      2,687,228
 Research and
  product development   196,198         158,904         636,209        533,546
 Depreciation
  and amortization       19,220          36,842          57,545         91,962
                      ---------       ---------        --------      ---------
                      1,230,952       1,139,193       3,660,646      3,312,736
                      ---------       ---------       ---------      ---------

Loss from Operations   (464,771)    (1,292,409)     (2,732,859)     (2,724,604)

Other Income (Expense)
 Interest income          1,505          7,084           7,851          37,129
 Interest expense       (70,215)       (99,113)       (282,546)       (307,655)
 Other income             2,279           ---          222,072           4,585
                        -------        -------         -------        --------
                        (66,431)       (92,029)        (52,623)       (265,941)

Loss from continuing
 operations           $(531,202)   $(1,384,438)    $(2,785,482)    $(2,990,545)
                      =========    ===========     ===========     ===========

Discontinued
 operations
 Gain on dissolution
 of discontinued
 operation: Cycomm
 Secure Solutions, Inc.    ---            ---            ---         1,119,273
                        --------     ----------     ----------      ----------

Net loss                (531,202)    (1,384,438)    (2,785,482)     (1,871,272)
                        ========     ==========     ==========      ==========

 Beneficial return
  on preferred
  shares                    ---            ---        (162,500)           ---
                           -----          -----      ---------           -----
Net loss
 attributable
 to common
 stockholders          ($531,202)    ($1,384,438)  $(2,947,982)    $(1,871,272)
                       =========     ===========   ===========     ===========

Earnings Per Share
Loss per share
 from continuing
 operations               $(0.01)        $(0.05)       $(0.08)         $(0.12)
Income per
 share on
 dissolution of
 discontinued
 operation:
 Cycomm Secure
 Solutions, Inc.            ---             ---          ---            $0.04
Net loss per
 share attributable
 to beneficial
 return on
 preferred shares           ---             ---        $(0.00)           ---
                           -----           -----       ------           -----
Net loss per share
 attributable to
common shareholders      $(0.01)         $(0.05)      $(0.08)         $(0.07)
                         =======         =======      =======         =======
Weighed average
 number of common
 shares outstanding   45,312,190     27,628,343   38,219,460      25,136,885
                      ==========     ==========   ==========      ==========

    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                             (Unaudited)

                                                   Nine Months Ended
                                             September 30,     September 30,
                                                 2001              2000
                                                 -----             ----

Operating activities
 Net loss from continuing operations         $(2,785,482)      $(2,990,545)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                   57,545            91,962
Change in operating assets and
 liabilities                                    (216,812)       (1,266,046)
Change in accounts receivable
 and inventory reserves                          (80,000)           74,826
                                             -----------       -----------
Cash used in operating activities             (3,024,749)       (4,089,803)
                                             -----------       -----------

Investing activities
 Acquisition of fixed assets                   (20,866)          (33,838)
                                               -------           -------
 Cash used in investing activities             (20,866)          (33,838)
                                               -------           -------


Financing activities
 Issuance of common stock                    2,196,884        4,840,000
 Exercise of stock options                        ---            74,999
 Issuance of preferred stock                   611,500             ---
 Net borrowings (repayments) under
  revolving credit facility                    104,113         (609,973)
 Repayment of obligations under capital
  leases                                        (5,771)          (1,836)
                                             ---------        ---------
 Cash provided by financing activities       2,906,726        4,303,190
                                             ---------        ---------

 (Decrease) increase in cash and cash
  equivalents during the period               (138,889)         179,549
 Cash and cash equivalents, beginning of
  period                                       301,110           22,867
                                              --------         --------
 Cash and cash equivalents, end of period     $162,221         $202,416
                                              ========         ========

Supplemental cash flow information:
 Interest paid                               $ 240,942       $ 330,314
 Income taxes paid                           $   ---         $   ---

Non-cash investing and financing
 activities:
 Conversion of convertible debentures to          ---        $ 517,452
  common stock
 Conversion of preferred stock to common    $1,090,560      $3,289,112
  stock
 Conversion of convertible debentures to          ---       $3,000,000
  preferred stock
 Issuance of common stock in settlement       $ 52,500            ---
  of interest due



    See accompanying notes to condensed consolidated financial statements.

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE UNAUDITED PERIOD ENDED SEPTEMBER 30, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000
                                                          Notes
          Preferred   Preferred   Common      Common   Receivable    Accumulated
           Shares     Stock      Shares       Stock   Stockholder       Deficit
Balance,
December
 31, 1999      7    $296,250   16,807,696   $54,315,402  $60,511   $(60,644,958)
            ====    ========   =========    ===========  =======   ============

Net Loss     ---        ---         ---            ---      ---      (4,023,822)
 Issuance
 of common
 stock:
 Sale of
  common
  stock      ---        ---     9,400,000      5,290,000    ---             ---
 Shares
  issued
  in
  settlement
  of vendor
  obligation ---        ---       194,283         84,012    ---             ---
 Shares
  issued
  in settlement
  of obligation
  of
  acquisition
  earn-out   ---        ---       400,000        200,000    ---             ---
 Conversion
  of
  debenture
  into
  common
  stock      ---        ---     1,034,904        517,452    ---             ---
 Exercise
  of stock
  options
  and
  warrants   ---        ---       345,833         74,999    ---             ---
Issuance of
 preferred
 stock:
 Conversion
  of
  debentures
  into Series
  E preferred
  stock       30   3,000,000          ---           ---     ---             ---
  Issuance -
   Series F
   preferred
   stock       9     353,000          ---           ---     ---             ---
  Conversion
   of
   preferred
   stock     (35) (3,206,250)    1,963,266     3,289,112    ---             ---
 Beneficial
  conversion
  rights on
  preferred
  stock      ---     117,500          ---       (117,500)                   ---
Accrued
  interest
  on notes
  receivable
  stock-
  holders    ---        ---           ---           ---  (6,023)            ---
Dividends on
 preferred
 stock       ---        ---           ---           ---      ---        (77,753)
           -----      -----         -----         -----    -----         -------
Balance,
 December
 31, 2000     11    $560,500    30,145,982  $63,653,477 $(66,714)  $(64,746,533)
           =====    ========    ==========  =========== ========   ============




Net Loss                                                             (2,785,482)
Issuance of
 common
 stock:
 Sale of
  common
  stock     ---         ---     11,853,025    2,187,632      ---            ---
 Shares
  issued in
  settlement
  of
  interest
  due       ---         ---        300,000       52,500      ---            ---
 Shares
  issued
  in
  settlement
  of M3i
  obli-
  gation    ---         ---      1,700,000      300,000      ---            ---
 Execise of
  stock
  options   ---         ---        500,000        5,000      ---            ---
Issuance of
 preferred
 stock:
 Issuance -
  Series  F
  preferred
  stock      13     611,500           ---           ---      ---            ---
 Conversion
  of
  preferred
  stock     (22)   (954,500)     5,925,704       978,060     ---            ---
 Beneficial
 conversion
 rights on
 preferred
 stock      ---    (112,500)           ---       112,500     ---            ---
Accrued
 interest
 on notes
 receivable -
 stock-
 holders    ---        ---             ---          ---    (1,856)          ---
Write-off
 of notes
 receivable -
 stockholders
 and related
 interest
 receivable ---        ---             ---          ---    68,570           ---
Dividends on
 preferred
 stock      ---        ---            ---           ---      ---         (7,532)
           -----      -----          -----         -----   -----         -------
Balance,
 September
 30, 2001      2    $105,000    50,424,711   $67,289,169     ---   $(67,539,547)
           =====    ========    ==========   ===========   ======  ============

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2001

NOTE 1: GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of September 30, 2001 and for the periods ended September 30, 2001 and 2000, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $5.1 million for the year ended December 31, 2000 and as of that date had a working capital deficit of approximately $800,000 and an accumulated deficit of $64.7 million. As a result of the factors described above, our auditors have modified their report on Cycomm's annual report on form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern. In the quarter ended September 30, 2001, we incurred a net loss of approximately $530,000, had a working capital deficit of approximately $320,000, and an accumulated deficit of $67.5 million. Borrowings on our revolving line of credit were in excess of amounts available as of December 31, 2000, causing us to be out of compliance with our credit terms, however, we were in compliance with the credit terms of our line of credit as of September 30, 2001.

Management has taken several steps towards addressing the going concern issue. We have expanded our sales force from two regional sales representatives and one inside sales person, to four regional sales representatives, four inside sales people, a vice president of sales and a manager of new business development. We have increased our attendance at industry trade shows and increased our marketing. In the quarter ended September 30, 2001, we continued to aggressively pursue sales through trade shows, direct sales efforts and expansion of our reseller distribution channels.

We have raised additional capital, which was used to fund operations, including the growth of our sales force. Looking forward, Cycomm intends to grow its PCMobile division by implementing plans to increase market share and revenue. We plan to fund operations through working capital, borrowings on our secured line of credit and through private equity placements.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 2000, we raised $5,718,000 in private equity placements. In the quarter ended September 30, 2001, Cycomm raised $638,637 in private equity placements (See Note 7: Capital Stock for further detail).

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

NOTE 2: EARNINGS PER SHARE

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for the nine months ended September 30, 2001 is a charge of $162,500 related to the beneficial conversion feature of Cycomm's convertible preferred stock. Included in EPS for the nine months ended September 30, 2000 is a gain on Cycomm's dissolution of its Cycomm Secure Solutions, Inc. subsidiary (see Note 3: Discontinued Operations).

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

NOTE 4:  ACQUISITION EARN-OUT

In connection with the purchase price paid for Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary in 1996, Cycomm entered into an acquisition earn-out agreement with the seller, M3i Technologies Inc. and M3i Systems Inc. (collectively the "Seller"). The earn-out provision of the purchase price was to be paid in Cycomm common stock, up to a maximum value of $4,000,000, subject to provisions based on the achievement of certain unit sales volumes for a five year period. Common stock issued under the earn-out provisions was to be issued at the average current market price of the last month for the quarter in which it was earned. As of September 30, 2001, Cycomm had paid $1,354,796 of contingent consideration, which was paid in 444,862 shares of common stock.

Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. The settlement was amended to allow

Cycomm until September 30, 2001 to pay the Seller $700,000 in full settlement of the obligation. Prior to September 27, 2001, Cycomm had paid the seller $400,000 towards the settlement. On September 27, 2001, Cycomm issued 1,500,000 shares of common stock to the Seller in full settlement of the remaining $300,000 of the obligation.

In conjunction with the 1999 settlement and subsequent amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with goodwill impairment charge. Additionally, in consideration of the subsequent amendments to the settlement agreement, Cycomm has issued 200,000 shares of common stock to the Seller.

NOTE 5: INVENTORIES

The following is a summary of inventories at September 30, 2001 and December 31, 2000:

                                        September 30, December 31,
                                            2001          2000
                                            -----         ----

Raw materials                              $921,308    $1,376,206
Work in process and sub-assemblies          196,375       133,106
Finished goods                               15,093       224,974
Allowance for obsolete inventory           (186,504)     (127,227)
                                           ---------     ---------
                                           $946,272    $1,607,059

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

Revenue on the sales was recognized when the Pentium units were shipped to the customers. As of December 31, 2000, Cycomm had completed the shipments of Pentium units to customers, or had received waivers from customers in which they forfeited their right to exchange 586's for Pentium units. For the nine months ended September 30, 2000, Cycomm recognized revenue of $766,341 related to the shipment of Pentium units to customers in exchange for the 586 units.

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

In the period from May 11, 2001 through August 13, 2001, Cycomm raised capital through a series of related private equity placements of its common stock.
In total, Cycomm issued 2,740,000 shares of common stock for cash proceeds of $497,637.

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

On August 21, 2001, Cycomm raised capital through a private equity placement of its common stock. In total, Cycomm issued 857,143 shares of common stock for cash proceeds of $150,000.

On August 23, 2001, Cycomm raised capital through a private equity placement of its common stock. In total, Cycomm issued 550,000 shares of common stock for cash proceeds of $75,000.

On September 18, 2001, Cycomm issued 500,000 shares of common stock upon the exercise of non-employee stock options of $5,000. The stock options had been granted as placement fees related to a previous financing.

On September 21, 2001, Cycomm raised capital through a private equity placement of its common stock. In total, Cycomm issued 1,000,000 shares of common stock for cash proceeds of $135,000.

On September 27, 2001, Cycomm issued 1,500,000 shares of its common stock to fulfil a $300,000 obligation due to M3i Technologies Inc. and M3i Systems Inc. (collectively "M3i") in full settlement of a lawsuit regarding the interpretation of the earn-out agreement related to Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary. Cycomm also issued an additional 200,000 shares of common stock to M3i in consideration for previous amendments to the settlement (See Note 4: Acquisition Earn Out).

Preferred Stock

On January 5, 2001, Cycomm issued 6 shares of Series F convertible preferred stock ("Series F preferred stock") for gross proceeds of $300,000. On January 23, 2001, Cycomm issued 7 shares of Series F preferred stock for gross proceeds of $350,000. Net proceeds, after issuance costs for these transactions totaled $611,500. In connection with the issuance of the Series F preferred stock, 4,000,000 shares of Cycomm's common stock were placed in an escrow account to be available upon conversion of the Series F preferred stock. The Series F preferred stock was convertible at the option of the holder into Cycomm common stock. The Series F preferred stock had no voting rights. In the event of liquidation of the Company, the Series F preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus interest at 8% per annum. The conversion price was the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. The shares had beneficial conversion rights of $162,500 on the date of issuance. As of September 30, 2001, all of the shares of Series F preferred stock and related accrued interest had been converted into 5,925,704 shares of common stock.

As of September 30, 2001, 2 shares of Series B preferred stock are outstanding. The Series B preferred stock was issued on February 26, 1998. It is convertible at the option of the holder into Cycomm common stock. The conversion price is the lesser of $2.38 or a 15% discount to the five-day average closing bid price prior to the date of conversion. If the stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the Series B preferred shares at a premium of 18% over the conversion price. The Series B preferred stock has no voting rights. In the event of liquidation of the Company, the Series B preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends.

NOTE 8: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Geographic region data on sales and the location of identifiable assets is provided in the tables below.


                              Quarters Ended               Nine Months Ended
                        September 30, September 30,  September 30, September 30,

                              2001           2000           2001          2000
                              -----          -----          -----         ----
Geographic Region Data
Sales
      United States        $2,548,858      $ 438,394    $4,387,661    $2,786,758
      Canada                    4,678         16,317        43,347       380,947
                           ----------      ---------    ----------    ----------
                           $2,553,536      $ 454,711    $4,431,009    $3,167,705
                           ==========      =========    ==========    ==========
Loss from Operations
      United States       $ (546,250)    $ (794,559)  $(2,019,965)  $(1,795,245)
      Canada                   81,479      (497,850)     (712,894)     (929,359)
                           ----------   -----------   -----------   -----------
                           $(464,771)   $(1,292,409)  $(2,732,859)  $(2,724,604)
                           ==========   ============  ============  ============


Identifiable Assets     September 30,  December 31,
                            2001          2000
                            -----         ----
      United States     $ 1,607,880     $1,175,833
      Canada              1,096,277      1,955,292
                         ----------     ----------
                         $2,704,157     $3,131,125
                         ==========     ==========


NOTE 9: SUBSEQUENT EVENTS

On October 12, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of issuance. In total, Cycomm issued 1,613,446 shares of common stock for cash proceeds of $262,089.

On November 6, 2001, Cycomm raised capital through a private equity placement of its common stock. The stock was issued at a discount to the market price on the date of issuance. In total, Cycomm issued 1,000,000 shares of common stock for cash proceeds of $150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarters Ended September 30, 2001 and September 30, 2000

Revenues for the quarter ended September 30, 2001 were $2,553,536 as compared to revenues of $454,711 for the quarter ended September 30, 2000. This increase is primarily the result of sales to Montgomery County, Maryland in the quarter ended September 30, 2001.

Cost of sales for the quarter ended September 30, 2000 was $1,787,355 as compared to cost of sales of $607,927 for the prior period. Gross margins for the quarter ended September 30, 2001 were 30%, as compared to (34%) in the quarter ended September 30, 2000. The increase in gross margins is a result of higher sales volumes, which create favorable overhead variances.

Operating expenses increased to $1,230,952 for the quarter ended September 30, 2001 as compared to $1,139,193 in the quarter ended September 30, 2000. Selling, general and administrative expenses increased $72,087 to $1,015,534 for the current quarter. The increase is a result of additions to our sales force and increased marketing efforts. Research and development costs were $196,198 for the quarter ended September 30, 2001, as compared to $158,904 in the quarter ended September 30, 2000. Current quarter R&D efforts involved final testing of the Pentium III PCMobiles, dual USB docking stations and high bright screen solutions. Depreciation and amortization decreased to $19,220 for the quarter ended September 30, 2001 as compared to $36,842 in the quarter ended September 30, 2000 as a result of assets reaching the end of their depreciable lives.

Interest expense for the quarter ended September 30, 2001 was $70,215 as compared to $99,113 for the quarter ended September 30, 2000. The decrease is the result of the renegotiation of the terms of Cycomm's revolving credit facility. Prior to May 2001, Cycomm was paying interest of prime + 3% on a minimum average loan balance of $2,000,000. As of May 1, 2001, Cycomm began paying prime + 3% on a minimum loan balance of $1,000,000. The decrease in interest charges paid on the revolving line of credit were partially offset by an increase in finance changes paid to one of Cycomm's key suppliers in the quarter ended September 30, 2001, as compared to finance charges paid to this supplier in the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 and September 30, 2000

Revenues for the nine months ended September 30, 2001 were $4,431,009 as compared to revenues of $3,167,705 for the nine months ended September 30, 2000. The increase in sales is primarily the result sales to Montgomery County, Maryland in the nine months ended September 30, 2001.

Cost of sales for the nine months ended September 30, 2000 was $3,503,222 as compared to cost of sales of $2,579,573 for the prior period. Gross margins for the quarter ended September 30, 2001 were 21%, as compared to 19% in the nine months ended September 30, 2000. The increase in gross margins is a result of higher sales volumes, which create favorable overhead variances.

Operating expenses increased to $3,660,646 for the nine months ended September 30, 2001 as compared to $3,312,736 in the prior period. Selling, general and administrative expenses increased $279,664 to $2,966,892 for the nine months ended June 30, 2001. This increase is mainly the result of the expansion of Cycomm's sales force from 4 people in the nine months ended September 30, 2000 to 10 people in the nine months ended September 30, 2001. Research and development costs increased to $636,209 as compared to $533,546 in the prior period. Cycomm increased its R&D expenditures in order to accelerate the release of the Pentium III PCMobile and docking stations with dual USB ports. Depreciation and amortization decreased to $57,545 for the nine months ended September 30, 2001 as compared to $91,962 in the prior period.

Interest expense for the nine months ended September 30, 2001 was $282,546 as compared to $307,655 for the nine months ended September 30, 2000. The decrease is the result of the renegotiation of the terms of Cycomm's revolving credit facility. Prior to May 2001, Cycomm was paying interest of prime + 3% on a minimum average loan balance of $2,000,000. As of May 1, 2001, Cycomm began paying prime + 3% on a minimum loan balance of $1,000,000. The decrease in interest charges paid on the revolving line of credit were partially offset by an increase in finance changes paid to one of Cycomm's key suppliers in the nine months ended September 30, 2001, as compared to finance charges paid to this supplier in the nine months ended September 30, 2000.

Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the six months ended June 30, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.04 per share, for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 2001, Cycomm had cash and cash equivalents of $162,221.

In the nine months ended September 30, 2001, cash used in operations was $3,024,749, largely due to Cycomm's net loss from continuing operations of $2,785,482. Inventories decreased by $600,787 and a vendor deposit was reduced by $283,449, but these sources of cash were offset by increases in accounts receivable of $547,348, increases in foreign taxes receivable of $191,051, decreases in trade accounts payable of $474,009. Cash used in investing activities in the nine months ended September 30, 2001 totaled $20,866. Cash provided by financing activities was $2,906,726 for the nine months ended September 30, 2001. Cycomm completed a series of private placements of its common stock for net proceeds of $2,196,884, and completed a private placement of Series F preferred stock for net proceeds of $611,500. Cycomm increased the amounts drawn on its revolving line of credit by $104,113 during the nine months ended September 30, 2001.

Cycomm's net working capital at September 30, 2001 was ($320,675) as compared to ($801,871) at December 31, 2000. In the nine months ended September 30, 2001, Cycomm's current assets decreased by $393,308, and current liabilities decreased by $874,504. Inventories decreased as Cycomm improved its inventory turnover with greater sales volumes. This decrease was offset by the increase in accounts receivable caused by greater sales volumes. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable and inventory, increased as a result of the increase in accounts receivable. The decrease in accounts payable is primarily the result of a supplier applying a $283,449 deposit against outstanding payables, and the recognition of $70,940 from the settlement of a vendor obligation. Cycomm also repaid a $300,000 obligation related to the earn-out portion of the acquisition of the Cycomm Mobile Solutions subsidiary by issuing 1,500,000 shares of Cycomm common stock to the seller (See Note 4: Acquisition Earn-Out).

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation (the "Seller"). Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in the Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. The settlement was amended to allow Cycomm until September 30, 2001 to pay the Seller $700,000 in full settlement of the obligation. Prior to September 27, 2001, Cycomm had paid the seller $400,000 towards the settlement. On September 27, 2001, Cycomm issued 1,500,000 shares of common stock to the Seller in full settlement of the remaining $300,000 of the obligation.

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

On August 3, 2001, Cycomm filed a lawsuit in the Circuit Court for Fairfax County, Virginia against Michael D. Perrine, former President of our Cycomm Mobile Solutions subsidiary. The lawsuit alleges breach of contract, unjust enrichment and breach of fiduciary duty. Cycomm is seeking damages of $10,887 plus interest and legal costs. On August 27, 2001, Mr. Perrine filed a lawsuit in the United States District Court, Northern District of Texas against Cycomm. Mr. Perrine's lawsuit against Cycomm alleges breach of contract and tortious interference with existing contract and business relations. Mr. Perrine is seeking damages of $75,608 plus interest and legal costs for the alleged breach of contract, and is seeking punitive damages for the alleged tortious interference with existing contract and business relations. As the litigation is in the preliminary stages and the outcome is uncertain, Cycomm has not made any accrual related to this claim.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  November __, 2001         /s/  Albert I. Hawk
                                 -------------------------------
                                      Albert I. Hawk
                                      President and
                                      Chief Executive Officer






Date:  November __, 2001       /s/ Robert M. Hutton
                               ------------------------------------
                                   Robert M. Hutton
                                   Vice President of Finance

                 Appendix A to item 601(c) of Regulation S-K
                     Commercial and Industrial Companies
                           Article 5 of Regulation S-X


Item Number                  Item Description

5-02(1)              162,221 Cash and cash Items
5-02(2)                    0 Marketable securities
5-02(3)(a)(1)      1,119,467 Notes and accounts receivable - trade
5-02(4)               70,000 Allowances for doubtful accounts
5-02(6)              946,272 Inventory
5-02(9)            2,510,089 Total current assets
5-02(13)             573,208 Property, plant and equipment
5-02(14)             379,140 Accumulated depreciation
5-02(18)           2,704,157 Total assets
5-02(21)           2,830,764 Total current liabilities
5-02(22)             779,633 Bonds, mortgages and similar debt
5-02(28)                   0 Preferred stock - mandatory redemption
5-02(29)             105,000 Preferred stock - no mandatory redemption
5-02(30)          67,289,169 Common stock
5-02(31)                   0 Other stockholders' equity
5-02(32)           2,704,157 Total liabilities and stockholders' equity
5-03(b)1(a)        4,431,009 Net sales of tangible products
5-03(b)1           4,431,009 Total revenues
5-03(b)2(a)        3,503,222 Cost of tangible goods sold
5-03(b)2           3,503,222 Total costs and expenses applicable to sales and revenues
5-03(b)3           3,660,646 Other costs and expenses
5-03(b)5                   0 Provisions for doubtful accounts and notes
5-03(b)8             282,546 Interest and amortization of debt discount
5-03(b)(10)      (2,785,482) Income before taxes and other items
5-03(b)(11)                0 Income tax expenses
5-03(b)(14)      (2,785,482) Income/loss continuing operations
5-03(b)(15)                0 Discontinued operations
5-03(b)(17)                0 Extraordinary items
5-03(b)(18)                0 Cumulative effect - changes in accounting
                             principles
5-03(b)(19)      (2,785,482) Net income or loss
5-03(b)(20)            (.07) Earnings per share - basic
5-03(b)(20)            (.07) Earnings per share - diluted