Form 10-K
period 2001-12-31
CYCOMM INTERNATIONAL INC
filed 2002-04-15
CIK 869979

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                   FORM 10-KSB
(Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to _________________

                         Commission file number 1-11686

                          CYCOMM INTERNATIONAL INC.
                (Name of Small Business Issuer in Its Charter)
           Wyoming                                          54-1779046
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


  1420 Springhill Road, Suite 420, McLean, Virginia            22102
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

Issuer's revenues for its most recent fiscal year.  $5,122,320

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2002 was approximately $7,454,386 (based on the closing sale price of $0.11 per share at which the stock was sold on March 30, 2002).

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 30, 2002, 67,767,149 shares

                       Documents Incorporated by Reference
(1) Definitive Proxy Statement for 2001 Annual Meeting of Stockholders --- Part III - Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):
      Yes       No  X

                                TABLE OF CONTENTS

                                                                        PAGE
                                     Part I

Item 1.    Description of Business ...............................       3

Item 2.    Description of Property................................       11

Item 3.    Legal Proceedings......................................       12

Item 4.    Submission of Matters to a Vote of Security Holders....       13

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters      13

Item 6.    Management's Discussion and Analysis or Plan of Operation     16

Item 7.    Financial Statements...................................       19

Item 8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure...........................       19

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section16(a) of the Exchange Act.......       20

Item 10.  Executive Compensation..................................       20

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..............................................       20

Item 12.  Certain Relationships and Related Transactions..........       20

Item 13.  Exhibits and Reports on Form 8-K........................       21

Signatures........................................................       22

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

     Cycomm International Inc. ("Cycomm" or "the Company") manufactures mobile, rugged computers with wireless communication capabilities. Rugged computers are designed to function in harsh environments such as extreme weather, shock, moisture and vibration, and are sold primarily to police agencies, fire departments, utilities, field services and other mobile workers. All of Cycomm's products are designed for wireless use. Additionally, Cycomm offers a wireless platform and solution for public safety and other markets for mobile workers.

     Cycomm International Inc. is a Wyoming corporation with its principal office located at 1420 Springhill Road, Suite 420, McLean, VA 22102. The telephone number is (703) 903-9548.

History

      Cycomm was formed on April 30, 1986 by combining two Ontario corporations. Historically, Cycomm has operated under various names; however, it changed its name to Cycomm International Inc. on February 20, 1992. Cycomm was originally incorporated in Ontario, Canada. On October 31, 1995 Cycomm changed this status and became incorporated in the State of Wyoming.

      At its formation in 1986, Cycomm was involved in the manufacturing and marketing of sonar activated marine buoys. In 1987, Cycomm became involved in technologies related to telecommunication systems. In May 1990, Cycomm acquired Cycomm Corporation, an entity engaged in the development and marketing of specialized voice privacy communications products for the secure communications market. In November 1993, Cycomm acquired Val-Comm, Inc., a company engaged in performing classified government contracting for various communications projects.

      Cycomm continued to develop the voice privacy and encryption technologies through 1996. Cycomm then made two strategic acquisitions that allowed it to leverage existing technologies and to participate in the larger mobile and secure computer market. Specifically, Cycomm acquired XL Computing Corporation (later named Cycomm Secure Solutions Inc.) in March 1996 and XL Computing Canada Inc. (later named Cycomm Mobile Solutions Inc.) in June 1996. Cycomm Secure Solutions ("CSS") was engaged in the design, manufacture and marketing of secure computer systems. Cycomm Mobile Solutions ("CMS") is engaged in the design, manufacture and marketing of rugged mobile computer systems.

      During 1997, Cycomm shifted its resources to expand its mobile and secure computer products subsidiaries. Cycomm closed its voice privacy subsidiary and concentrated working capital on its CMS and CSS subsidiaries. The market for the Cycomm's mobile computers grew much faster than the market for secure computers. Accordingly, Cycomm began a strategy resulting in a further shifting of development resources to the mobile computing products.

      Cycomm's mobile computing division experienced significant growth in 1998. The secure computing division, however, generated substantial losses for the year ended December 31, 1998. Val-Comm, Cycomm's government contracting subsidiary experienced immaterial losses for the year ended December 31, 1998.

      In January 1999, the American Stock Exchange ("AMEX") notified Cycomm that it no longer met the AMEX continued listing criteria, and that Cycomm would be de-listed. Cycomm underwent a significant restructuring, selling its secure computing division and its Val-Comm subsidiary in order to focus on the wireless mobile computing market. Proceeds from the sales were used to repay debt and to provide working capital for the mobile computing division.

      Cycomm is expanding its line of wireless mobile computing products. In addition to its rugged laptop, Cycomm is offering a modular computer that is mounted on automobile dashboards, as well as rugged printers and other peripherals. Cycomm believes it is uniquely positioned from its experience in wireless secure communications, rugged manufacturing capabilities to meet the needs of the mobile work force.

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


Product Description and Market

Ruggedized Computers

      Cycomm manufactures a wireless ruggedized laptop computer line branded under the name "PCMobile" that is specifically designed for the public safety market. We currently market the PCMobile to police and fire departments and other public safety agencies as well as utility, commercial and industrial markets. The PCMobile is designed to withstand the extreme operating conditions in which off-the-shelf products would fail or become inoperable. Cycomm's products allow users to stay connected while operating away from the traditional office environment.

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

      The PCMobile is designed to withstand a three foot drop onto concrete, and to operate in temperatures ranging from -22 to +140 degrees Fahrenheit. Our unit can also withstand severe moisture and humidity conditions and the infiltration by flying or wind-borne debris, such as sand, dust or other particles. In the operational area, the hazards involve strong vibrations and shocks that result from rough handling and transportation as well as electric interference or internal thermal conditions.

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

      Cycomm has begun selling its products to the utilities markets, and has established sales channels in the field service and international markets. Cycomm believes that these markets will become a large component of future revenue.

Product Lines and Services

      Cycomm manufactures and sells a complete line of rugged computers and peripherals. Transmission options include both wired and a variety of wireless modes including satellite and terrestrial links such as cellular packet data ("CDPD") and Specialized Mobile Radio ("SMR").

      PCMobile. The PCMobile is a "ruggedized" mobile computer specifically developed for optimal mobility, flexibility and performance under severe operating conditions. It is ideal for public safety and field service. The PCMobile is certified to be used almost anywhere, performing reliably in spite of extreme conditions. The rugged magnesium housing makes the PCMobile spill and shock-proof and preserves the unit's structural integrity even at high temperatures. The light blue casing reflects rather than absorbs light, helping to maintain the electronic circuitry at lower operating temperatures. The high bright screen can be seen in direct sunlight. Rubber gaskets are fitted around door openings and between case mating parts. All external connectors have been rain-tested. The PCMobile also stands up to vibration and protects against electrostatic discharge.

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

Repair Services

      Cycomm Mobile Solutions Customer Service Group. Cycomm provides superior on-site and return-to-factory product support for its PCMobiles through its Customer Service Group. All Cycomm Field Technicians and Engineers are required to complete "A+ Certification" and in-house factory training courses in order to repair our products. We provide 24 hour toll-free technical support to ensure our customers' problems are resolved quickly.

      Cycomm currently has an installed base of over 5,500 PCMobiles, many of which are reaching the end of the original warranty. We are aggressively pursuing extended warranty contracts with our customers, and view this as a valuable revenue source for our company.

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

      Cycomm uses surface mount technology ("SMT") to attach components to the computer boards which enhances durability and ruggedness over conventional mounting technology. In SMT, the components are glued to the board by means of a chemical adhesion process and are then soldered instead of being inserted into holes in the board. SMT is a more precise manufacturing technique and offers better insulation against vibration and shock. Cycomm fabricates the prototype of the board, tests it, purchases all the necessary components for the board and then provides them in kit form to a specialized board fabricator for both pilot and production runs.

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

      Cycomm relies on one board fabricator located within the same geographical area as its design, engineering and assembly facilities. Certain components used in our computers are obtained from sole sources, such as C-MAC and Performag. Cycomm has also licensed its software from sole sources, including Microsoft and Phoenix Technology. Cycomm has occasionally experienced delays in deliveries of components and may experience similar problems in the future. In an attempt to minimize such problems, Cycomm has developed and keeps an inventory of parts that are generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on business. Although management believes that in nearly every case alternate sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, Cycomm may have to curtail the production and sale of its computers for an indefinite period.

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

      Cycomm's resellers typically purchase our products and then resell them to their customers. These resellers accounted for an aggregate of approximately 67% of the Company's sales. Cycomm has agreements with national resellers such as Unisys, TRW, Ericcson, GE Capital, PRC/Litton, NTT, GTE and Matra, and agreements with regional resellers such as ComPro Systems, Marathon Computers, DM Data and IPI Grammtech. The loss of certain of such resellers may have a material negative effect on Cycomm's business.

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

Reliance Upon Certain Customers

      Cycomm is not dependent upon any single customer that purchases its products. However, sales to one major customer comprised 46% of sales for the year ended December 31, 2001. Sales to another major customer comprised 23% of sales for the year ended December 31, 2000.

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

      During the years ended December 31, 2001 and December 31, 2000, Cycomm spent $893,583 and $784,296, respectively, on research and product development, primarily for development of new products and products complementary to the existing line of wireless rugged computer products. Cycomm anticipates additional research and development expenditures on future development of products.

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

      In the public safety markets, Cycomm will often be engaged, directly or indirectly, in the process of seeking competitive bid or negotiated contracts with government departments and agencies. These government contracts are subject to specific rules and regulations with which Cycomm must comply. However, Cycomm is often one of only a few companies whose products meet the required specifications designated by such customers.

      In most cases, Cycomm tends to be the higher priced bidder for public safety bids. The reasons for this situation are numerous. We design our computers on an overall basis to assure their ruggedness and use in the most demanding circumstances. Accordingly, we generally use more expensive components than our competitors. These generally more expensive components consist of industrial or higher-level commercial type instead of ordinary commercially available parts. Cycom's computers are custom built to our customers' specifications. Consequently, our products are more expensive, but generally function at a higher level of performance and reliability than the products of our competitors.

      For those applications in which harsh environmental and operational conditions exist, customers are sometimes willing to pay higher prices, especially where few, if any, other companies offer similar devices. In those less demanding circumstances, Cycomm's products sell at a competitive disadvantage and often are not purchased because the applications do not justify its higher prices.

Environmental Issues

      Compliance cost with environmental laws is not expected to materially adversely affect the business of the Company.

Employees

      We currently employ approximately 75 people, of whom approximately 20 are employed in the United States and 55 are employed in Canada. Approximately 17 employees work in customer sales and service, 21 employees work in administration, 14 employees work in research and development and 23 employees work in manufacturing.

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

ITEM 2.     DESCRIPTION OF PROPERTY

As of December 31, 2001, Cycomm leased the following facilities:

                                                     Approximate

     Location        Type of Facility    Condition    Square Ft.
     --------        ----------------    ---------    ----------
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

ITEM 3.     LEGAL PROCEEDINGS

      On May 24, 1999, Cycomm entered into a settlement agreement with the trustee in bankruptcy of M3i Technologies, Inc., a Quebec corporation. Cycomm was the defendant in a case alleging breach of contract and misrepresentation in connection with the "earn out" provision of the asset purchase agreement in Cycomm's purchase of its Cycomm Mobile Solutions subsidiary. The settlement was amended to allow Cycomm until September 30, 2001 to pay the Seller $700,000 in full settlement of the obligation. In 2000, Cycomm paid the seller $200,000 in cash, and issued 400,000 shares of common stock with a value of $200,000. On September 27, 2001, Cycomm issued 1,500,000 shares of common stock to the Seller in full settlement of the remaining $300,000 of the obligation. In conjunction with the settlement and subsequent amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. Additionally, in consideration of the subsequent amendments to the settlement agreement, Cycomm has issued 200,000 shares of common stock to the Seller. The fair value of the stock issued in excess of the obligation satisfied in 2001 of $113,000 is included in Cycomm's results of operations for the year ended December 31, 2001.

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

      A lawsuit was instituted against Cycomm on August 3, 1999 in the Circuit Court of the Nineteenth Judicial Circuit in and for Indian River County, FL by G.T. Gangemi, former President of our Cycomm Secure Solutions subsidiary. The lawsuit alleged breach of contract in connection with the severance provisions of Mr. Gangemi's employment agreement with Cycomm Secure Solutions. On January 24, 2001, Mr. Gangemi was awarded damages of $105,100 plus interest. Cycomm and Mr. Gangemi entered into a settlement agreement under which Cycomm will pay Mr. Gangemi a total of $94,000 plus interest in equal monthly installments.

      On April 3, 2002, Cycomm entered into a settlement agreement with Michael
D. Perrine, former president of the Company's Cycomm Mobile Solutions subsidiary. Cycomm had filed a lawsuit against Mr. Perrine alleging breach of contract, unjust enrichment and breach of fiduciary duty. Mr. Perrine filed a lawsuit against Cycomm alleging breach of contract and tortuous interference with existing contract and business relations. Under the terms of the settlement, Cycomm issued 1,052,632 shares of Cycomm common stock with a value of $100,000 to Mr. Perrine, and both parties agreed to dismiss their respective lawsuits. The settlement is reflected in the results of operations for the year ended December 31, 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Cycomm did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Prior to May 5, 1999, Cycomm's common stock was traded on The American Stock Exchange ("AMEX") under the symbol "CYI". As of May 5, 1999, the common stock was quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CYII".

      The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following tables set forth the reported high and low sales prices as reported by the OTCBB for the periods indicated:

                                              High                 Low
Year Ended December 31, 2001
      First quarter                          $0.46                $0.21
      Second quarter                          0.34                 0.20
      Third quarter                           0.27                 0.15
      Fourth quarter                          0.29                 0.14

Year Ended December 31, 2000
      First quarter                          $3.56                $0.66
      Second quarter                          2.31                 0.88
      Third quarter                           1.31                 0.63
      Fourth quarter                          1.12                 0.29

      On March 30, 2002, as reported by Cycomm's transfer agent, shares of common stock were held by 976 persons, based on the number of record holders, including holders who are nominees for an undetermined number of beneficial owners.

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

Recent Sales of Unregistered Securities

      On August 23, 2001 we issued 550,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $75,000.

      On September 21, 2001 we issued 1,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $135,000.

      On September 21, 2001 we issued 200,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to the trustee in bankruptcy for M3i Technologies Inc. The shares were issued in consideration of an extension to a legal settlement granted to Cycomm by the trustee. The fair value of the shares on the date of the issuance was $38,000.

      On September 21, 2001 we issued 1,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to the trustee in bankruptcy for M3i Technologies Inc. The shares were issued in full settlement of a $300,000 obligation to the trustee related to a May 27, 1999 settlement agreement. The fair value of the shares on the date of the issuance was $375,000.

      On November 6, 2001 we issued 1,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $150,000.

      On November 26, 2001 we issued 1,785,714 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $250,000.

      On December 21, 2001 we issued 1,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $150,000.

      On January 4, 2002 we issued 750,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $75,000.

      On January 8, 2002 we issued 1,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $135,000.

      On January 11, 2002 we issued 750,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $75,000.

      On January 23, 2002 we issued 1,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $150,000.

      On January 31, 2002 we issued 1,428,572 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $200,000.

      On February 13, 2002 we issued 1,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $195,000.

      On March 7, 2002 we issued 2,750,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $250,000.

      On March 26, 2002 we issued 1,764,706 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $150,000.

      On April 5, 2002 we issued 1,052,632 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Michael D. Perrine. The shares were issued in full settlement of a lawsuit. The fair value of the shares on the date of issuance was $100,000,

      All of the securities issued in the preceding transactions were sold in reliance upon Rule 506 of Regulation D solely to accredited investors with whom the Company had a pre-existing relationship.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

Results of Operations

      The revenues for the year ended December 31, 2001 were $5,122,320, which represents an increase of $1,690,191 from revenues of $3,432,129 for the prior year. The increase is primarily the result of sales to Montgomery County, Maryland, Henrico County, Virginia, Riverside County, California and Fairfax County, Virginia in 2001. Sales to these four municipalities accounted for 79% of Cycomm's 2001 revenues.

      Cost of sales for the year ended December 31, 2001 was $4,754,662 as compared to cost of sales of $3,461,560 for the prior year. Cycomm had gross margins of 7% in the year ended December 31, 2001, as compared to gross margins of (1%) in the prior year. The increase in gross margins is a result of increased sales, which allows manufacturing overhead to be spread over more products, lowering the cost of production per unit. Cycomm's cost of sales for 2001 includes warranty costs of $231,789, as compared to warranty costs of $639,165 in 2000. Warranty costs for 2000 related primarily to the replacement of defective hard drives from one of Cycomm's suppliers, and the correction of an error with our real-time clocks in units with 586 processors.

      Operating expenses increased to $5,056,845 for the year ended December 31, 2001 as compared to $4,708,284 for the prior year. Selling, general and administrative ("SG&A") expenses were $4,087,059 for the year ended December 31, 2001, as compared to $3,835,302 for the year ended December 31, 2000. The increase was primarily a result of the expansion of Cycomm's sales force from 4 people in the year ended December 31, 2000 to 10 people in the year ended December 31, 2001.

      Research and development expenses for the year ended December 31, 2001 were $893,583, an increase of $109,287 from the prior year. Cycomm increased its R&D expenditures in order to accelerate the release of the Pentium III PCMobile and docking stations with dual USB ports.

      Depreciation and amortization decreased to $76,203 for the year ended December 31, 2001, as compared to $88,686 in the prior year. The decrease is a result of certain fixed assets reaching the end of their depreciable lives during 2001.

      Interest expense for the year ended December 31, 2001 was $316,164 as compared to $431,473 for the year ended December 31, 2000. The decrease is the result of lower average debt balances during the year. The decrease in interest charges paid on the revolving line of credit were partially offset by an increase in finance charges paid to one of Cycomm's key suppliers in the year ended December 31, 2001, as compared to finance charges paid to this supplier in the year ended December 31, 2000.

      Other income for the year ended December 31, 2001 was $46,370 as compared to $4,585 in the prior year. Included in other income for the year ended December 31, 2001 is a gain of $70,940 on the settlement of a vendor obligation, offset by miscellaneous expenses.

      Net loss from continuing operations was $4,799,724, or $0.11 per share, for the year ended December 31, 2001 as compared to $5,143,095, or $0.20 per share for the year ended December 31, 2000. The decrease in net loss from continuing operations is the result of the factors discussed above.

      Cycomm legally dissolved its Cycomm Secure Solutions ("CSS") subsidiary in the year ended December 31, 2000. As a result of the dissolution, Cycomm eliminated CSS' liabilities and recognized a gain of $1,119,273, or $0.04 per share, for the year ended December 31, 2000.

Liquidity and Capital Resources

      Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At December 31, 2001, Cycomm had cash and cash equivalents of $80,804.

      In the year ended December 31, 2001, cash used in operations amounted to $3,530,525, largely due to Cycomm's loss from continuing operations of $4,799,724. Inventories decreased by $1,117,823, a vendor deposit was reduced by $283,449 and accounts receivable decreased by $12,071, but these sources of cash were offset by an increase in foreign taxes receivable of $44,465, a decrease in accounts payable of $445,227 and a decrease in accrued liabilities of $27,481. Cash used in investing activities was $26,452, related to the purchase of fixed assets. Cash provided by financing activities was $3,336,671 for the year ended December 31, 2001. Cycomm completed a series of private placements of its common stock for net proceeds of $3,004,721, and completed a private placement of Series F preferred stock for net proceeds of $611,500. Cycomm decreased the amounts drawn on its revolving line of credit by $269,819 during the year ended December 31, 2001.

      Cycomm's net working capital at December 31, 2001 was ($1,400,154) as compared to ($801,871) at December 31, 2000. In the year ended December 31, 2001, Cycomm's current assets decreased by $1,651,334, and current liabilities decreased by $1,053,051. Inventories decreased as a result of improved inventory turnover and lower purchasing levels in the fourth quarter of 2001. Accounts receivable decreased as a result of improved collections and low sales volumes in the fourth quarter of 2001. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable and inventory, decreased as a result of the decreases in accounts receivable and inventory. The decrease in accounts payable is the result of a supplier applying a $283,449 deposit against outstanding payables, the recognition of $70,940 from the settlement of a vendor obligation and normal payments to suppliers. Cycomm also repaid a $300,000 obligation related to the earn-out portion of the acquisition of the Cycomm Mobile Solutions subsidiary by issuing 1,500,000 shares of Cycomm common stock to the seller.

        As of December 31, 2001, Cycomm had certain contractual obligations related to capital leases, operating leases and unconditional purchase obligations. A summary of these obligations is provided below.


Contractual
Obligations                        Payments Due by Period


                    Total    Less than 1  1-3 years  4 - 5 years   After 5 years
                                year

Capital Lease
 Obligations        $28,958    $11,364     $17,594         ---           ---
Operating Leases  1,896,086    371,548   1,143,223       381,315         ---
                  ---------    -------   ---------       -------        ----
Total Contractual
 Cash
 Obligations     $1,925,044   $382,912  $1,160,817      $381,315         ---
                  =========   ========  ==========      ========        ====

        The Company also has unconditional purchase obligations of $2,058,045 to purchase inventory parts.

        Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $2,000,000. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. The amounts outstanding on the credit facility were $405,701 and $675,520 as of December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $5,019. As of March 22, 2002, Cycomm was in compliance with the terms of its loan agreement. The revolving credit facility was renewed and amended subsequent to year end.


      Cycomm's auditors modified their report to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management is addressing the going concern by further penetrating new markets such as military, field service and utilities, implementing cost savings initiatives, evaluating potential acquisitions and strategic partnerships, and further capitalizing the Company through borrowings and private equity placements.

      In the next twelve months, Cycomm will continue expenditures related to sales and marketing, in order to generate cash flows from operations. Cycomm intends to expand its sales force and reseller network with an aggressive recruiting campaign in order to expand its national and international sales coverage. Cycomm will increase its visibility in the market through increased print and electronic advertisements, and through attendance at national and regional trade shows.

      Management is not planning to use a substantial amount of its resources in investing activities in the next twelve months. Our manufacturing facility currently has adequate capacity and management does not anticipate any material capital expenditures.

      In order to fund its marketing plans, Cycomm will need to generate cash from financing activities, and increase sales in order to access its existing line of credit. Cycomm has historically been able to satisfy its cash requirements through private placements of its common stock and management believes it will be able to raise funds in the future.

      Cycomm is also exploring several strategic alternatives, such as potential relationships and strategic transactions. Management is evaluating transactions that would provide Cycomm with access to greater financial resources, and strategic partnerships that would provide Cycomm with revenue from new markets.

Critical Accounting Policies

Cycomm's accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. As disclosed in Note 2 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

ITEM 7.      FINANCIAL STATEMENTS

Cycomm's financial statements are located in a separate section of this Annual Report on Form 10-KSB. See Item 13. Exhibits and Reports on Form 8-K and the Financial Statements commencing on page F-1 of this Annual Report on Form 10-KSB.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While Cycomm is exposed to changes in interest rates as a result of its outstanding debt, Cycomm does not currently utilize any derivative financial instruments related to its interest rate exposure. Total debt outstanding at December 31, 2001 was $405,701, related to borrowings on a variable rate secured line of credit. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have increased Cycomm's net loss by approximately $15,000 for the year December 31, 2001.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2002.

Section 16 Reports

      The information required by this Item is present under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

ITEM 10.    EXECUTIVE COMPENSATION

      The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 11 is present under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) See the financial statements of the Company and the report thereon included in Item 7 of Part II of this Annual Report on Form 10-KSB. No individual items included in accrued expenses on the balance sheet was greater than 5% of the respective total on the balance sheet.

      (2) The following exhibits are filed as part of this Annual Report on Form 10-KSB and incorporated by reference herein to the extent possible.

Reference
            1.1   Certificate of Incorporation                          (1)
            1.2   Certificate of Incorporation on Change of Name        (1)
            1.3   Certificate of Continuance                            (1)
            1.4   Amended Articles of Incorporation
            10.6  Asset Purchase Agreement among and between            (2)
                  9036-8028 Quebec, Inc., Cycomm International Inc.
                  and M3i Technologies, Inc. and M3i Systems Inc.
                  date June 21, 1996
            10.7  Management Services Agreement - Albert I. Hawk        (3)
            10.11 Commercial Revolving Loan, Additional Loan and
                  Security Agreement by and among the Company
                  and American Commercial Finance Corp.                 (4)
            10.12 Cycomm International Inc. 1997 Stock Option Plan      (4)
            10.13 Stock Purchase Agreement and Certificate of
                  Designation of Series B Convertible Redeemable
                  Preferred Stock                                       (4)
            23.1  Consent of Independent Auditors                        *

(1) Previously filed as an Exhibit to Form 20-F Registration Statement (as amended), Form 20-F Annual Reports and Form 6-K Reports of Foreign Issuer and incorporated by reference herein.

(2) Previously filed as an Exhibit to Form 8-K dated June 21, 1996 and incorporated by reference herein

(3) Previously filed as an Exhibit to Form 10-KSB for the year ended May 31, 1996 dated September 12, 1996 and incorporated by reference herein.

(4) Previously filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 dated March 31, 1998 and incorporated by reference herein.

      * Filed herewith

(b)   Reports on Form 8-K:

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date:       April 15, 2002            By: /s/  Albert I. Hawk
                                          ------------------------
                                               Albert I. Hawk
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                      By: /s/  Robert M. Hutton
                                          -------------------------
                                               Robert M. Hutton
                                               Vice President of Finance
                                              (Principal Accounting Officer)


      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  Albert I. Hawk                            April 15, 2002
      ------------------------------------------
       Albert I. Hawk,
       Chief Executive Officer

By:  /s/ James L. Bland III                          April 15, 2002
     -------------------------------------------
       James L. Bland III, President

By:  /s/ Hubert Marleau                              April 15, 2002
     -------------------------------------------
       Hubert Marleau, Director

By:  /s/ Steven Sparks                               April 15, 2002
     -------------------------------------------
       Steven Sparks, Director

Exhibit 23.1






                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form SB-2 No. 333-68572, Form S-8 No. 333-45882, Form SB-2 No. 333-54052 and
Form SB-2/A No. 333-37056) of Cycomm International Inc., of our report dated March 22, 2002, with respect to the consolidated financial statements of Cycomm International Inc. included in this Annual Report (Form 10-KSB) for the year ended December 31, 2001.



McLean, Virginia
April 9, 2002

             Cycomm International Inc. and Subsidiary
            Index to Consolidated Financial Statements
               For the Year Ended December 31, 2001,
               and the Year Ended December 31, 2000


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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cycomm International Inc. and Subsidiary



      We have audited the accompanying consolidated balance sheets of Cycomm International Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cycomm International Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations and has a working capital deficiency and an accumulated deficit. Further, the Company was not in compliance with the terms of its debt agreements at December 31, 2001, and it likely that there will be instances of non-compliance with the terms of its debt agreements in 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                      /s/ Ernst & Young LLP
McLean, Virginia
March 22, 2002
Except for Note 18, as to which the date is
April 9, 2002

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                    December 31,    December 31,
                                                        2001           2000
                                                        -----          ----
ASSETS
Current assets:
 Cash and cash equivalents                             $80,804       $301,110
 Accounts receivable, less allowance
  for doubtful accounts of $50,000
  and $50,000, respectively                            510,048        522,119
 Inventories, net of allowance for obsolete
  inventory of $201,460 and $127,227,
  respectively                                         489,236      1,607,059
 Deposits with materials suppliers                         ---        283,449
 Foreign taxes receivable                              141,413         96,948
 Prepaid expenses                                       30,562         78,192
 Other assets                                              ---         14,520
                                                     ---------      ---------
   Total current assets                              1,252,063      2,903,397

Equipment, net                                         177,977        227,728
                                                    ----------     ----------
Total assets                                        $1,430,040     $3,131,125
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable - trade                             $950,955     $1,396,182
 Accrued liabilities                                 1,247,469      1,296,382
 Acquisition earn-out obligation                           ---        300,000
 Dividends payable on preferred stock                   38,466         28,466
 Current portion of capital lease obligations            9,626          8,718
 Revolving credit facility                             405,701        675,520
                                                     ---------      ---------
   Total current liabilities                         2,652,217      3,705,268

Capital lease obligations, less current portion         14,488         25,127

Commitments and contingencies (Note 4)

Stockholders' deficit:
 Convertible preferred stock, $50,000 par
  value, unlimited authorized shares, 2 and
  11 shares issued and outstanding
  at December 31, 2001 and December 31, 2000,
  respectively                                         105,000        560,500
 Common stock, no par value, unlimited
  authorized shares, 56,323,871 issued
  and outstanding at December 31, 2001,
  and 34,145,982 issued and 30,145,982
  outstanding at December 31, 2000                   68,214,258     63,653,477
 Notes receivable - stockholders                            ---        (66,714)
 Accumulated deficit                                (69,555,923)   (64,746,533)
                                                    -----------    -----------
    Total stockholders' deficit                      (1,236,665)      (599,270)
Total liabilities and stockholders' deficit
                                                    -----------    -----------
                                                     $1,430,040     $3,131,125
                                                    ===========    ===========
                            (See accompanying notes)

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended      Year ended
                                                  December 31,     December 31,
                                                       2001           2000

Sales                                              $5,122,320      $3,432,129
Cost of sales                                       4,754,662       3,461,560
                                                    ---------       ---------
Gross profit                                          367,658         (29,431)

Expenses:
 Selling, general and administrative                4,087,059       3,835,302
 Research and product development                     893,583         784,296
 Depreciation and amortization                         76,203          88,686
                                                    ---------      ----------
                                                     5,056,845      4,708,284
                                                    ----------     ----------
Loss from Operations                                (4,689,187)    (4,737,715)

Other Income (Expense)

 Interest income                                         9,257         44,008
 Interest expense                                     (316,164)      (431,473)
 Loss on disposal of fixed assets                          ---        (22,500)
 Gain on legal settlement                              150,000            ---
 Other income                                           46,370          4,585
                                                    ----------     ----------
                                                      (110,537)      (405,380)
                                                    ----------     ----------

Loss from Continuing Operations                     (4,799,724)    (5,143,095)

Discontinued Operations:
  Gain on dissolution of discontinued
  operation: Cycomm Secure
  Solutions, Inc.                                          ---      1,119,273
                                                     ---------     ----------

Net loss                                            (4,799,724)    (4,023,822)

 Beneficial return on preferred shares                (162,500)      (117,500)
                                                    ----------     ----------

Net loss attributable to common stockholders       $(4,962,224)   $(4,141,322)
                                                   ===========    ===========

Earnings per share - basic and diluted
Loss per share from continuing operations               $(0.11)        $(0.20)
Gain per share on dissolution of Cycomm Secure
Solutions Inc.                                             ---           0.04
Net loss per share attributable to beneficial
return on preferred shares                               (0.01)         (0.00)
                                                        ------         ------
Net loss per share attributable to common
stockholders                                            $(0.12)        $(0.16)
                                                        ======         ======
Shares used in the calculation of basic and
diluted net loss per share                          42,012,497     26,138,625
                                                    ==========     ==========


                            (See accompanying notes)

                   CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                        2001            2000
                                                       -----            ----

Operating activities
 Net loss                                          $(4,799,724)     $(5,143,095)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                      76,203           88,686
     Obsolete inventory                                357,662           60,000
     Acquisition earn-out settlement                   113,000              ---
     Loss on disposal of fixed assets                      ---           22,500
  Change in operating assets and liabilities           722,334         (175,776)
                                                    ----------       ----------
  Cash used in operating activities                 (3,530,525)      (5,147,685)
                                                    ----------       ----------

Investing activities
 Purchase of equipment                                 (26,452)         (47,698)
                                                       -------          -------
Cash used in investing activities                      (26,452)         (47,698)
                                                       -------          -------

Financing activities
Issuance of common stock, net of issuance costs      3,004,721        5,364,999
Issuance of preferred stock, net of issuance costs     611,500          353,000
Net repayments under revolving credit facilities      (269,819)        (239,584)
Repayment of obligations under capital leases           (9,731)          (4,789)
                                                     ---------        ---------
Cash provided by financing activities                3,336,671        5,473,626
                                                     ---------        ---------

Increase (decrease) in cash and cash equivalents
 during the year                                      (220,306)         278,243
Cash and cash equivalents, beginning of year           301,110           22,867
                                                       -------         --------
Cash and cash equivalents, end of year                 $80,804         $301,110
                                                       =======         ========

                            (See accompanying notes)

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                Notes
        PreferredPreferred Common    Common   Receivable  Accumulated
          Shares   Stock   Shares    Stock   Stockholders  Deficit      Total
Balance,
December
31,
1999        7   $296,250 16,807,696$54,315,402$(60,511)$(60,644,958)$(6,093,817)


Net
Loss       ---      ---      ---         ---      ---    (4,023,822) (4,023,822)
Issu-
ance
of
common
stock:
Sale of
 common
 stock     ---      ---  9,400,000    5,290,000   ---        ---      5,290,000
Shares
 issued
 in
 settle-
 ment of
 vendor
 obliga-
 tion      ---      ---    194,283       84,012   ---        ---         84,012
Shares
 issued in
 settle-
 ment
 of
 obliga-
 tion
 of
 acquisi-
 tion
 earn-out  ---      ---    400,000      200,000   ---        ---        200,000
Conversion
 of
 debenture
 into
 common
 stock     ---      ---  1,034,904      517,452   ---        ---        517,452
Exercise of
 stock
 options
 and
 warrants  ---      ---    345,833       74,999   ---        ---         74,999
Issuance of
 preferred
 stock:
Conversion
 of
 debentures
 into Series
 E preferred
 stock      30  3,000,000      ---         ---    ---        ---      3,000,000
  Issuance -
  Series F
  preferred
  stock      9    353,000      ---         ---     ---       ---        353,000
Conversion
 of
 preferred
 stock     (35)(3,206,250) 1,963,266   3,289,112   ---       ---         82,862
Beneficial
 conversion
 rights
 on
 preferred
 stock     ---    117,500      ---      (117,500)  ---       ---           ---
Accrued
 interest
 on notes
 receivable -
 stock
 holders   ---      ---        ---         ---    (6,203)    ---         (6,203)
Dividends
 on
 preferred
 stock     ---      ---        ---         ---      ---     (77,753)    (77,753)
           ---    -----    --------    ---------  -------   ---------   -------
Balance,
December
31, 2000    11 $560,500 30,145,982 $63,653,477$(66,714)$(64,746,533)  $(599,270)
          ==== ========  ========== =========== =======  ===========    ========

Net Loss   ---      ---        ---         ---     ---   (4,799,724) (4,799,724)
Issuance
 of common
 stock:
Sale of
 common
 stock     ---      ---  17,752,185    2,999,721   ---        ---     2,999,721
Shares
 issued in
 settle-
 ment
 of
 interest
 due        ---      ---    300,000       52,500   ---        ---        52,500
Shares
 issued in
 settle-
 ment
 of
 obligation
 of
 acquisi-
 tion
 earn-out   ---      ---  1,700,000      413,000   ---        ---       413,000
Exercise of
 stock
 options    ---      ---    500,000        5,000   ---        ---         5,000
Issuance of
 preferred
 stock:
 Issuance -
 Series F
 preferred
 stock       13    611,500      ---         ---    ---        ---       611,500
Conversion
 of
 preferred
 stock      (22)(1,229,500) 5,925,704   1,253,060  ---        ---        23,560
Beneficial
 conversion
 rights on
 preferred
 stock      ---    162,500      ---      (162,500) ---         ---         ---
Write-off
 of notes
 receivable -
 stockholders
 and
 related
 interest
 receivable ---      ---        ---         ---  66,714        ---       66,714
Dividends
 on
 preferred
 stock      ---      ---        ---        ---    ---       (9,666)     (9,666)
           ----   ------- ---------  ---------  ------ ------------ ------------
Balance,
December
31, 2001    2    $105,000 56,323,871$68,214,258   --- $(69,555,923) $(1,236,665)
          ====    ======= ========== ========== ====== ============ ===========

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001



NOTE 1:  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cycomm International Inc. ("Cycomm") is a manufacturer of wireless, ruggedized mobile computers, branded under the name "PCMobile". Cycomm is based in McLean, Virginia, with a manufacturing facility in Montreal, Quebec and a repair and maintenance facility in Melbourne, Florida.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $4.8 million for the year ended December 31, 2001 and as of that date had a working capital deficit of approximately $1.4 million and an accumulated deficit of $69.6 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2001. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. In 2001, we increased revenues and reduced net loss from operations, primarily as a result of sales to our largest customer, Montgomery County, Maryland. At the end of 2001, we began to sell products into the utilities markets. Looking forward, we plan to enter the federal government, military, and field service markets, offer a wider variety of products, and implement significant cost reduction initiatives. We plan to fund operations through working capital, borrowings on our secured line of credit and through private equity placements.

Cycomm has historically been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,221 in private equity placements (See Note 10: Capital Stock). Subsequent to December 31, 2001, Cycomm has raised $1,230,000 in private equity placements (See Note 18:
Subsequent Events for further detail).

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

Product Warranty

Cycomm provides a three year warranty for its PCMobile computers which excludes certain components. The rechargeable batteries and some hard drives are covered by a one year warranty, while the magnesium casing of the PCMobile comes with a limited lifetime warranty. A reserve is established to cover estimated warranty costs during this period. Warranty reserves for the years ended December 31, 2001 and 2000 were $602,480 and $677,100 respectively, and are included in accrued liabilities.

Advertising Costs

Cycomm expenses advertising costs as incurred. Such costs were insignificant in 2001 and 2000.

Foreign Currency Transactions

The Company considers the functional currency of its foreign subsidiary to be the U.S. dollar. Exchange adjustments from foreign currency transactions are recognized in income and were insignificant in 2001 and 2000.

Earnings Per Share

The Financial Accounting Standards Board's Statement No. 128, "Earnings per Share", requires companies to report basic earnings per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of eligible stock options, warrants and the conversion of certain debenture issues. Included in EPS for 2001 and 2000 are charges of $162,500 and $117,500 related to the beneficial conversion feature of Cycomm's convertible preferred stock. For the years ended December 31, 2001 and 2000, the effect of the exercise of stock options, warrants and the conversion of preferred stock and debentures would be anti-dilutive, and therefore, diluted earnings (loss) per share is equal to basic earnings (loss) per share as disclosed in the consolidated statements of operations.

Stock-based compensation

The provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the value of the options been expensed. Cycomm has elected to continue its practice of recognizing compensation expense for its stock option and warrant incentive plans under Accounting Principles Board Statement No. 25 ("APB 25"), and to provide the required pro forma information for stock options and warrants granted after June 1, 1995. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the exercise price.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June

                                   Page F- 11


30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization and impairment provisions of Statement 142 is not anticipated to be significant.

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

In the period from 1996 through 1998, Cycomm paid $1,354,796 of contingent consideration to the seller, which was paid in 444,862 shares of common stock. In September of 1998, Cycomm and the Seller were parties to a lawsuit regarding the interpretation of the earn-out agreement. On May 24, 1999, Cycomm and the Seller entered into a complete settlement of the litigation. The settlement was amended to allow Cycomm until September 30, 2001 to pay the Seller $700,000 in full settlement of the obligation. In 2000, Cycomm paid the seller $200,000 in cash, and issued 400,000 shares of common stock with a value of $200,000. On September 27, 2001, Cycomm issued 1,500,000 shares of common stock to the Seller in full settlement of the remaining $300,000 of the obligation.

In conjunction with the 1999 settlement and subsequent amendments, Cycomm issued 200,000 warrants to the Seller with a fair value on the date of issuance of $88,000. It was considered part of the purchase price and subsequently written off in conjunction with a goodwill impairment charge. Additionally, in consideration of the subsequent amendments to the settlement agreement, Cycomm has issued 200,000 shares of common stock to the Seller. Cycomm recognized $113,000 in additional expense during 2001 related to the issuance of common stock in settlement of the obligation.

                                   Page F- 12


NOTE 5:  INVENTORIES

Inventories by categories are as follows:

                                          December 31,  December 31,
                                              2001          2000
                                              -----         ----

Raw materials                                $645,286    $1,376,206
Work in process and sub-assemblies             35,966       133,106
Finished goods                                  9,444       224,974
Allowance for obsolete inventory            (201,460)     (127,227)
                                            ---------     ---------
                                             $489,236    $1,607,059

Cycomm continually evaluates inventory for obsolescence or impairment in value.

The impairment loss is measured by comparing the carrying amount of the inventory to its fair value with any excess of carrying value over fair value reserved. Fair value is based on market prices where available, or on an estimate of market value.

NOTE 6:  EQUIPMENT

Equipment and accumulated depreciation and amortization by categories are as follows:

                                                       Accumulated
                                                       depreciation
                                                           and         Net book
                                           Cost        amortization      value
December 31, 2001

Equipment under capital leases            $14,754         $11,177        $3,577
Furniture and fixtures                     35,788          27,842         7,946
Research equipment                         63,276          31,717        31,559
Computer equipment                        177,571         131,498        46,073
Office equipment                           86,488          59,298        27,190
Manufacturing equipment                   132,474          81,821        50,653
Leasehold improvements                     74,650          63,671        10,979
                                           ------          ------        ------
                                          585,001         407,024       177,977
                                          =======         =======       =======
December 31, 2000

Equipment under capital leases            $14,754          $8,494        $6,260
Furniture and fixtures                     30,177          18,954        11,223
Research equipment                         47,251          21,071        26,180
Computer equipment                        163,704         101,251        62,453
Office equipment                           80,835          58,847        21,988
Manufacturing equipment                   142,783          61,375        81,408
Leasehold improvements                     69,958          51,742        18,216
                                           ------          ------        ------
                                         $549,462        $321,734      $227,728
                                         ========        ========      ========

Depreciation and amortization expense for the years ended December 31, 2001 and 2000 was $76,203 and $88,686, respectively.

                                   Page F- 13


NOTE 7:  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Cycomm has a revolving credit facility from a lender under which Cycomm may, at its option, borrow and repay amounts up to a maximum of $2,000,000. Borrowings under this credit facility bear interest at prime plus 3%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. The amounts outstanding on the credit facility were $405,701 and $675,520 as of December 31, 2001 and December 31, 2000,
respectively. As of December 31, 2001, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $5,019. As of March 22, 2002, Cycomm was in compliance with the terms of its loan agreement. The revolving credit facility was renewed and amended subsequent to year end (See Note 18: Subsequent Events).

On February 28, 1997, Cycomm issued $3,000,000 of 10% convertible debentures due February 28, 1999 which were convertible at the option of the holders into Cycomm's common stock. On March 31, 2000, Cycomm entered into an agreement with the debenture holders under which the debentures were sold to a third party, who was assigned all rights privileges and obligations of the original holders. Concurrent with the sale, Cycomm entered into an agreement with the new holders under which the debentures were converted into preferred stock of Cycomm. The debentures were converted into 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") with a conversion value of $100,000 per share. The Series E preferred stock was convertible at any time into common stock at the option of the holder. The conversion price was equal to the average closing bid price of Cycomm's stock for the 20 days prior to the date of conversion. The Series E preferred stock could not be converted for less than $2.00 per share. The Series E preferred stock accrued dividends at 7% per annum, which could be paid in cash or in common stock at the option of the Company. The Series E preferred stock was redeemable at Cycomm's option at a price equal to conversion price on the date of redemption. The Series E preferred stock had no mandatory redemption provisions. The Series E preferred stock was converted into 1,500,000 shares of Cycomm's common stock during the year ended December 31, 2000. See Note 10: Capital Stock for further discussion of the Series E preferred stock.


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


NOTE 8: DEFERRED REVENUE

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

                                   Page F- 14


the customer with 15 additional PCMobile units at no additional cost. As a result of this settlement, Cycomm recognized previously deferred revenue of $770,122 in the year ended December 31, 2000.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Lease Commitments

Cycomm leases equipment, included in fixed assets, under leases which are classified as capital leases. Total payments under these capital leases are due in monthly installments with imputed interest in a range of 10.3% to 12.7% through December 31, 2006. Cycomm occupies office space at various locations under non-cancellable operating leases. Certain leases contain escalation clauses and require the Company to pay its share of any increase in operating expenses and real estate tax. Future minimum lease payments under Cycomm's capital and non-cancellable operating leases are as follows:

                                               Capital        Operating
Year ending December 31,                       Leases           Leases

2002                                          $11,364         $371,548
2003                                            8,071          373,098
2004                                            6,256          381,000
2005                                            3,267          389,125
2006                                              ---          218,819
Thereafter                                        ---          162,496
                                               ------       ----------
                                               28,958       $1,896,086
                                               ======       ==========


Less:  amount representing interest on
capital leases                                  4,844
                                                -----
Present value of future minimum capital
lease payments                                $24,114
                                              =======

Total rental expense under the various operating leases for continuing operations amounted to $364,237 and $275,459 for the years ended December 31, 2001 and 2000, respectively.

Purchase Commitments

As of December 31, 2001, the Company had purchase commitments of $2.1 million to purchase inventory parts.

Contingencies

Cycomm is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on Cycomm's financial position or results of operation.

NOTE 10:  CAPITAL STOCK

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

In 2000, Cycomm issued 194,283 shares in full settlement of a vendor obligation of $84,012.

Cycomm issued 145,833 shares of common stock upon the exercise of non-employee stock options for proceeds of $74,999.

During 2001, Cycomm raised capital through 14 separate private equity placements of its common stock. The stock was issued at a discount to the market price on the date of the issuance. In total, the Company issued 17,752,185 shares of common stock for gross proceeds of $3,133,084. Cash proceeds, after commissions and issue costs were $2,999,721. In conjunction with these private placements, the Company issued 250,000 warrants with an exercise price of $0.25 per share, 411,000 warrants with an exercise price of $0.20 per share, 176,471 warrants with an exercise price of $0.17 per share and 255,000 warrants with an exercise price of $0.15 per share.

Included in the 14 separate private equity placements is the sale of 4,000,000 shares placed in escrow in conjunction with the issuance of Cycomm's Series F Convertible Preferred Stock (see Preferred Stock section below).

Convertible preferred shares and related accrued dividends were converted into 5,925,704 and 1,963,266 shares of common stock for the years ended December 31, 2001 and 2000, respectively. Convertible debentures and related accrued interest were converted into 1,034,904 shares of common stock during the year ended December 31, 2000. No convertible debentures were converted into common stock during 2001.

Cycomm entered into a settlement with M3i Technologies Inc. and M3i Systems Inc. (collectively "M3i") over a lawsuit regarding the interpretation of the earn-out agreement related to Cycomm's acquisition of its Cycomm Mobile Solutions subsidiary. The case was settled for $700,000, of which Cycomm paid $500,000 in common stock. In 2000, Cycomm issued 400,000 shares of common stock with a value of $200,000 to M3i. In 2001, Cycomm issued 1,700,000 shares of common stock to M3i in settlement of the remaining $300,000 obligation. On the date of settlement, the stock had a value of $413,000. Cycomm also issued an additional 200,000 shares of common stock to M3i Technologies and M3i Systems upon their exercise of stock options issued under the settlement.

In 2001, Cycomm issued 300,000 shares in full settlement of $52,500 of accrued interest.

In 2001, Cycomm issued 500,000 shares of common stock upon the exercise of non-employee stock options for proceeds of $5,000.

Preferred Stock

On February 26, 1998, Cycomm issued 20 shares of Series B convertible redeemable preferred stock ("Series B preferred stock") with a conversion value of $50,000 per share for net proceeds of $900,000. The Series B preferred stock is convertible at the option of the holder into Cycomm common stock. The conversion price is the lesser of $2.38, or a 15% discount of the five-day average closing bid price prior to the date of conversion. In the event that Cycomm's common stock is trading at or below $1.50 per share at the conversion date, Cycomm has the right to redeem the preferred shares at a premium of 18% over the conversion price. If Cycomm does not exercise this right, the holder may convert 10% of its preferred shares, and up to a further 10% every 20 days thereafter. The Series B preferred stock has no voting rights. In the event of the liquidation of the Company, the Series B preferred stock has preferences entitling the holders to the original face value of outstanding shares, plus accrued dividends. No shares of Series B preferred stock were converted during 2001. As of December 31, 2001, 18 shares of Series B preferred stock have been converted into 547,926 shares of common stock, and 2 shares of Series B preferred stock are outstanding.

On May 5, 1999, Cycomm issued 6 shares of Series C convertible redeemable preferred stock ("Series C preferred stock") with a conversion value of $50,000 per share for net proceeds of $247,500. The Series C preferred stock was convertible at the option of the holder into common stock. As of December 31, 2000, 6 shares of Series C preferred stock were converted into 541,365 shares of common stock. As of December 31, 2001, no shares of Series C preferred stock are outstanding.

On March 31, 2000, Cycomm issued 30 shares of Series E convertible redeemable preferred stock ("Series E preferred stock") in conjunction with the conversion of the $3,000,000 7% convertible debentures due May 1, 2000 (See Note 7: Notes Payable and Convertible Debentures). In the year ended December 31, 2000, 30 shares of Series E preferred stock were converted into 1,500,000 shares of Cycomm's common stock. Accrued dividends of $63,017 were paid with the issuance of 31,507 shares of Cycomm's common stock. As of December 31, 2000, no shares of Series E preferred stock were outstanding.


On December 29, 2000, Cycomm issued 9 shares of Series F convertible preferred stock ("Series F preferred stock") with a conversion value of $50,000 per share for net proceeds of $353,000. In connection with the issuance of the Series F preferred stock, Cycomm placed 4,000,000 shares of its common stock in an escrow account to be available upon conversion of the Series F preferred stock. Cycomm issued 13 additional shares of Series F preferred stock in January 2001 for net proceeds of $611,500. The Series F preferred stock was convertible at the option of the holder into shares of Cycomm common stock. The Series F preferred stock had no voting rights. In the event of the liquidation of the Company, the Series F preferred stock had preferences entitling the holders to the original face value of outstanding shares, plus yield of 8% per annum. The conversion price was the lesser of $0.32, or a 25% discount of the three-day average closing bid price prior to the date of conversion. In the year ended December 31, 2001, 22 shares of Series F preferred stock and related accrued dividends were converted into 5,925,704 shares of common stock. As of December 31, 2001, no shares of Series F preferred stock were outstanding.

NOTE 11:  STOCK OPTIONS AND WARRANTS

Stock Options

Cycomm has historically granted non-qualified stock options to directors, officers, employees and other parties which generally become exercisable immediately and have expiration terms ranging from two to five years. The options are granted at an exercise price that equals the fair market value on the date each option is granted.

In November 1997, Cycomm adopted the 1997 Stock Option Plan ("1997 Plan") under which a maximum aggregate of 1,000,000 shares were reserved for grant to all eligible employees of the Company. The stock options granted under the 1997 Plan are exercisable at the fair market value of the common stock on the date of grant with 25% vesting on each of the four successive anniversary dates from the date of grant. The stock options have a term of ten years. No options were issued under this plan in 2000 or 2001. As of December 31, 2000, 530,000 options are available under the 1997 Plan.

During the year ended December 31, 2001, Cycomm issued 205,000 options to its officers and employees at $0.29 per share, which approximated the market price on the date the options were granted. Cycomm issued 140,000 options at $0.81 per share, which was higher than the market price on the date the options were granted. Cycomm issued 5,000 options to an employee at $0.375, which was higher than the market price on the date the options were granted. Cycomm issued 500,000 options with an exercise price of $0.01 per share in conjunction with a private placement of its common stock. These options were not covered under the 1997 plan.

During 2000, Cycomm issued 6,919,999 warrants to purchase its common stock for services related to the private placement of equity securities with exercise prices within a range of $0.40 to $2.25.

On January 24, 2000, Cycomm issued 500,000 warrants to the Chief Executive Officer, and 500,000 warrants to a member of the Board of Directors at $0.75 per share related to their participation in a private placement of common stock.

In conjunction with the private placements in 2001, Cycomm issued 2,178,159 warrants to purchase common stock with exercise prices in the range of $0.15 to $0.25 per share.

The following table summarizes the activity in common shares subject to options and warrants for the relevant periods ended December 31, 2001:

                                        Weighted                 Weighted
                                         Average                  Average
                                        Exercise                 Exercise
                          Options         Price      Warrants      Price

Balance,
December 31, 1999         3,731,209       $0.44       350,000      $1.10
                          =========                 =========

    Granted                    ---          ---     6,919,999      $0.75
    Exercised              (145,833)      $0.51      (200,000)     $0.00
    Terminated              (50,000)      $6.24      (150,000)     $2.58
                          ---------                 ---------

Balance,
December 31, 2000         3,535,376       $1.31     6,919,999      $0.75
                          =========                 =========

    Granted                 850,000       $0.21     2,178,159      $0.39
    Exercised              (500,000)      $0.01          ---         ---
    Terminated           (1,020,000)      $2.31       (33,333)      0.75
                         ==========                 =========

Balance,
December 31, 2001         2,865,376       $0.86     9,064,825      $0.60
                         ==========                 =========

Options were exercisable with respect to 2,595,909 shares at December 31, 2001. The weighted average exercise price of options exercisable at December 31, 2001 was $0.90. The weighted average contractual life of options outstanding as of December 31, 2001 was 2.77 years and the exercise price ranged from $0.29 to $2.50.

Warrants were exercisable with respect to 9,064,830 shares at December 31, 2001. The weighted average exercise price of options exercisable at December 31, 2001 was $0.60. The weighted average contractual life of warrants outstanding as of December 31, 2001 was 2.89 years and the exercise price ranged from $0.15 to $2.25.

Had compensation expense for Cycomm's stock options granted after June 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma net loss and net loss per share for the reported periods would have been as follows:

                                        Year Ended         Year Ended
                                    December 31, 2001  December 31, 2000

Net loss attributable to common         $(4,962,224)       $(4,141,322)
stockholders
Compensation expense                       (131,607)          (464,273)
                                         ----------          ---------
Pro forma net loss attributable to
common stockholders                     $(5,093,831)       $(4,605,595)
                                        ===========        ===========

Pro forma net loss per share
attributable to common stockholders          $(0.12)            $(0.18)
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

The fair value of options and warrants granted after June 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions for 2001 include a dividend yield of 0%, an expected volatility of
1.208 and a risk free interest rate of 5.50% over the life of the options. The expected life of the options was 4 years for 2001. The option and warrant pricing assumptions for 2000 include a dividend yield of 0%, an expected volatility of 1.512 and a risk free interest rate of 6.50% over the life of the options. The expected life of the options was 5.00 years for 1999.

The weighted average fair values and exercise prices are as follows:

                           Year Ended         Year Ended
                        December 31, 2001 December 31, 2000

Weighted-average fair
value per option              $0.18              ---
granted

Weighted-average fair
value per warrant             $0.14             $0.69
granted

For the years ended December 31, 2001 and 2000, the Company recognized no compensation expense related to stock options issued to non-employees.

NOTE 12:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the relevant periods are summarized as follows:


                                                    Year ended     Year ended
                                                   December 31,   December 31,
                                                       2001           2000
                                                       -----          ----

Cash flow effects of changes in operating
 assets and liabilities, net of
 acquisitions:
      Accounts receivable                             $12,071       $672,449
      Notes receivable (Stockholders)                  66,714           ---
      Inventories                                     760,161      (823,002)
      Prepaid expenses and other current assets        17,685        134,433
      Deposits with materials suppliers               283,449           ---
      Accounts payable,  accrued  liabilities and    (417,746)       610,466
      other current liabilities
      Deferred revenue                                    ---       (770,122)
                                                     --------      ---------
                                                     $722,334      $(175,776)
                                                     ========      =========



Non-cash investing and financing activities:
   Conversion of convertible debentures  to              ---        $517,452
   common stock
   Conversion of preferred stock and accrued
   dividends to common stock                         $978,060     $3,289,412
   Settlement of accrued liabilities                 $352,500           ---

Cash paid during the period:
   Interest paid                                     $313,042       $396,070
   Income taxes paid                                      ---            ---


NOTE 13:  INCOME TAXES

Cycomm accounts for income taxes under the liability method required by FAS Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For consolidated financial statement purposes, a valuation allowance has been recognized to offset certain deferred tax assets for which realization is uncertain due to Cycomm's history of losses. Cycomm's ability to use these losses in future periods may also be limited by certain provisions of the Internal Revenue Code. Significant components of Cycomm's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                December 31,  December 31,
                                                    2001          2000
                                                    ----          ----

Deferred tax assets
 Non-employee stock warrants                       268,474       278,249
 Book over tax depreciation and amortization       327,008       321,363
 Net operating loss carryforward                21,300,107    17,096,895
 Nondeductible expense and reserves                805,557       824,399
                                               -----------   -----------
Total deferred tax assets                       22,701,146    18,520,906
Valuation allowance for deferred tax assets    (22,701,146)  (18,520,906)
                                               -----------   -----------
Net deferred tax asset                         $     ---     $     ---
                                               ===========   ===========

There was no provision for income taxes in the years ended December 31, 2001 and 2000 as Cycomm incurred losses in those years and a valuation allowance was provided for the increase in the deferred tax asset.

A reconciliation between federal statutory income tax rates and the effective tax rate of Cycomm at December 31 is as follows:

                                                December 31,  December 31,
                                                   2001           2000
                                                   -----          ----

US federal statutory benefit rate                 (34.0)%        (35.0)%
US state tax  benefit,  net of federal  income     (3.6)          (6.7)
tax effect
Permanent Items                                     0.1           (4.7)
Change in valuation allowance                      37.5          46.4
                                                   ----          ----
Effective rate on operating loss                    ---           ---
                                                   ====          ====

Cycomm has US net operating loss carryfowards available at December 31, 2001 of approximately $47.3 million for US tax purposes to offset income in future years. These carryfowards will expire in the years 2016 through 2021, unless previously utilized. The tax attributes identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period. Cycomm has Canadian net operating loss carryforwards available at December 31, 2001 of approximately $6.7 million; these carryforwards will expire in the years 2004 and 2008 if not used.

In addition, Cycomm has future deductible research and development costs for Canadian federal tax purposes of $0.9 million. These costs have an indefinite carryover period.

NOTE 14:  RELATED PARTY TRANSACTIONS

In April 1997, Cycomm loaned certain officers, directors and employees an aggregate of $184,000 in order to purchase 92,000 shares of the Company's common stock in a private transaction. The loans were secured by the common stock, accrued interest at 5.9% and were due April 30, 2002. As of December 31, 2001, principal of $127,520 was outstanding, however, as a result of the decrease in value of the underlying stock, Cycomm has recorded a valuation allowance against the entire balance. The loans are reflected as contra equity accounts in the accompanying balance sheet, and have values of $0 and $66,714 for the years ended December 31, 2001 and December 31, 2000, respectively.

Cycomm subleases office space from Corstone Corporation, which previously employed Cycomm's Chief Executive Officer and former Chief Financial Officer. Corstone is a merchant banking firm that provided consulting services to Cycomm prior to 1998. These consulting services included financial, legal and administrative services. Consulting fees of $17,500 were paid to Corstone in 2001. No consulting fees were paid to Corstone for the year ended December 31, 2000. In the year ended December 31, 2001, Cycomm paid $168,509 in rent and office expenses to Corstone. The Chief Executive Officer and former Chief Financial Officer have no direct or indirect ownership interest in Corstone Corporation.

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

Cycomm has an employee staff leasing agreement with ProLease, a company in which Cycomm's Chief Executive Officer holds a minority ownership interest. Under this agreement, ProLease is the employer of record for Cycomm's U.S. employees and handles payroll processing, payroll tax and benefit administration, and other human resources functions. Cycomm's U.S. employees are eligible to participate in ProLease's 401(K) plans and health insurance benefits packages. Cycomm is charged standard rates for ProLease's services.

In January 2000, Cycomm raised capital through a private equity placement of common stock with a group called Special Situations Funds LLC ("SSF"). In connection with this private placement, some of our officers and directors invested money in Cycomm at the same terms offered to SSF. The amounts invested by each officer and director are listed below:

      Name of                             Shares of Common
Officer or Director    Amount Invested     Stock Received     Warrants Received

Albert I. Hawk            $250,000            500,000             591,490
Stephen Sparks             250,000            500,000             591,490
Palos Capital              250,000            500,000               ---
Corp(1)


NOTE 15: SEGMENT AND RELATED INFORMATION

In 1998, Cycomm adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, to report the results of its three business segments: Mobile Computing, Secure Computing and Communications Security. During

1999, Cycomm sold its Secure Computing and Communications Security segments resulting in the Company having only one reporting segment (See Note 2:
Discontinued Operations). The results from continuing operations on Cycomm's financial statements for the years ended December 31, 2001 and 2000 present the results of the Mobile Computing segment.

Geographic Region Data                    December 31,    December 31,
                                              2001            2000
                                              -----           ----
Sales
      United States                         $4,992,409      $2,998,342
      Canada                                   129,911         433,787
                                            ----------      ----------
                                            $5,122,320      $3,432,129
                                            ==========      ==========
Loss from Operations
      United States                         $2,943,122      $2,831,039
      Canada                                 1,746,065       1,906,676
                                            ----------      ----------
                                            $4,689,187      $4,737,715
                                            ==========      ==========
Identifiable Assets
      United States                          $ 717,048      $1,242,547
      Canada                                   712,992       1,955,292
                                            ----------      ----------
                                            $1,430,040      $3,197,839
                                            ==========      ==========

NOTE 16:  MAJOR CUSTOMERS AND SUPPLIERS

Cycomm is not dependent upon any single customer that purchases its products. However, sales to one major customer comprised 46% of consolidated sales for the year ended December 31, 2001. Sales to another major customer comprised 23% of consolidated sales for the year ended December 31, 2000.

Cycomm relies on one board fabricator located within the same geographical area as its design, engineering and assembly facilities. In addition, certain components and licensed software used in our computers are obtained from sole sources. Any interruption, suspension or termination of board fabricator and/or component deliveries from our suppliers could have a material adverse effect on business. Although management believes that in nearly every case alternative sources of supply can be located, inevitably a certain amount of time would be required to find substitutes. During any such interruption in supplies, Cycomm may have to curtail the production and sale of its computers for an indefinite period.

NOTE 17:  CREDIT RISK

Financial instruments which potentially subject Cycomm to concentrations of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables exists at year end as approximately $327,718 or 68% of the outstanding accounts receivable related to three customers. Cycomm performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.


NOTE 18:  SUBSEQUENT EVENTS

Subsequent to 2001, Cycomm raised capital through 7 separate private equity placements of its common stock. In total, the Company issued 11,443,278 shares of common stock for gross proceeds of $1,380,000. Cash proceeds, after commissions and issue costs were $1,230,000.

On February 28, 2002, the terms of Cycomm's revolving credit facility were amended to reduce the maximum borrowing base from $2,000,000 to $1,000,000, and to increase the interest rate on the facility from prime plus 3% to prime plus 4%. The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions.

On April 5, 2002, Cycomm entered into a settlement agreement with Michael D. Perrine, former president of the Company's Cycomm Mobile Solutions subsidiary. Cycomm had filed a lawsuit against Mr. Perrine alleging breach of contract, unjust enrichment and breach of fiduciary duty. Mr. Perrine filed a lawsuit against Cycomm alleging breach of contract and tortuous interference with existing contract and business relations. Under the terms of the settlement, Cycomm issued 1,000,000 shares of Cycomm common stock with a value of $100,000 to Mr. Perrine, and both parties agreed to dismiss their respective lawsuits. As of December 31, 2001, Cycomm has recorded an accrued liability of $100,000 related to the judgment.

On April 9, 2002, Cycomm reduced its staff from approximately 75 employees to approximately 45 employees. The reduction in staff was made to lower fixed costs and to reduce Cycomm's breakeven level of sales. The terminated personnel included 15 general and administrative employees, 8 research and development employees and 7 production employees. The reduction was largely the elimination of redundant administrative functions within the Company. The terminated employees in R&D and production were primarily responsible for design and manufacture of sub-assemblies for Cycomm's products, a function that Cycomm has chosen to outsource.