Form 10KSB/A
period 2001-12-31
CYCOMM INTERNATIONAL INC
filed 2002-04-30
CIK 869979

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

The number of shares outstanding of the issuer's class of Common Stock, no par value, as of March 30, 2002, 67,767,149 shares

                       Documents Incorporated by Reference
(1) Definitive Proxy Statement for 2001 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format (check one):
      Yes               No   X

                                TABLE OF CONTENTS

 PAGE


                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section16(a) of the Exchange Act.......       3

Item 10.  Executive Compensation..................................       4

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..............................................       6

Item 12.  Certain Relationships and Related Transactions..........       7

Signatures........................................................       8

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE                  ACT

Directors

ALBERT I. HAWK
Albert I. Hawk, 42, is Chairman of the Board of Directors and Chief Executive Officer of Cycomm International since May 1996. From 1993 to May 1996, Mr. Hawk was Managing Director of Corstone Corporation, a private merchant banking and professional services firm specializing in telecommunications and information technologies. Mr. Hawk has invested in and served as founder, executive officer and director of numerous high growth companies.

JAMES L. BLAND
Jim Bland, 43, is President and Chief Operating Officer Cycomm International since March 2002. From 1994 to 2000, Mr. Bland was CEO of Datalux Corporation a private manufacturer of rugged wireless computer hardware. Mr. Bland is also the founder and Managing Director of InterPhase Consulting specializing in commercialization of new technologies in the telecommunications and computing markets. Mr. Bland currently invests in and serves on the board of a variety of technology companies.

HUBERT R. MARLEAU
Hubert R. Marleau, 52, has served as a director since November 1993 and has served as president and Chief Executive Officer of Palos Capital Corp., a private merchant bank, since January 1998. Mr. Marleau was a founder and Chairman and Chief Executive Officer of Marleau Lemire Inc., a large, independent broker dealer in Canada, from January 1989 to December 1997. Mr. Marleau serves on the Boards of numerous public and private companies, including Cinar Films Inc., Herzfeld Caribbean Basin Fund Inc., Liquidation World Inc., Uni-Select Inc., US Global Strategies Fund Ltd. and US Masters Holding Ltd.

STEPHEN SPARKS
Stephen Sparks, 44, has served as a director since September 1999 and is the Chief Executive Officer of Sparks Personnel. Mr. Sparks has founded and been a director and officer for several high growth companies in the Washington, D.C. area, including Customer Care Solutions, MedOne Staffing and Seven Locks Broadcasting Company.

LT. GEN. THOMAS P. STAFFORD
Lt. Gen. Thomas P. Stafford (USAF-Retired), 70, served as a director from November 1996 through March 2002. Gen. Stafford is the Vice Chairman of Stafford, Burke & Hecker. After serving as an astronaut and piloting Gemini VI and commanding Gemini IX and Apollo X, the first lunar module flight to the moon, Gen. Stafford retired in 1979 from the U.S. Air Force as Deputy Chief of Staff for Research, Development and Acquisition. Gen. Stafford serves on the Boards of numerous public and private companies, including Allied Signal Inc., CMI, Inc., Seagate Technologies, Tremont Inc., Wheelabrator Technologies, Inc., Timet, Inc. and Tracer, Inc. Gen. Stafford retired from Cycomm's Board of Directors effective March 15, 2002.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires Cycomm's directors and executive officers and persons who own more than ten percent of a registered class of Cycomm's equity securities to file with the SEC reports of ownership and changes in ownership of Cycomm's common stock. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish Cycomm with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to Cycomm or written representations that no other reports were required, we believe that during fiscal year 2001, all our directors, executive officers and greater than ten percent beneficial owners complied with these requirements.

ITEM 10.    EXECUTIVE COMPENSATION

The following tables set forth the compensation earned by our Chief Executive Officer, and other executive officers whose salaries exceeded $100,000 in the fiscal years 2001 and 2000:

                                                  Long-Term
                     Annual Compensation         Compensation
Name and
Principal                                         Other Annual      All Other
Position     Year    Salary   Bonus  Compensation  Options(#)    Compensation(1)

Albert I.
 Hawk         2001   $240,000   ---        ---            ---            ---
 President    2000    240,000  25,000      ---            ---            ---
 and
 Chief
 Executive
 Officer
Michael D.
 Perrine (2)  2001   $63,466    ---      ---            ---           $1,784
 President -  2000   150,000   20,000    ---            ---            4,693

Mobile
Computing
 division
Clinton M.
 Nye (3)      2001   $100,000 $18,000    ---            ---           $2,440
 Vice         2000      5,385   2,000    ---            ---            ---
 President
 of Sales
Robert M.
 Hutton       2001   $104,583 $10,000    ---            ---           $3,150
 Vice         2000     83,327  20,000    ---            ---            3,178
 President
 of
 Finance

 (1) Includes amounts contributed by Cycomm to the 401(k) Plan. Cycomm contributes an amount equal to 50% of the eligible employees contribution to the 401(k) Plan, not to exceed 3% of the employees earnings.

(2)   Mr. Perrine was terminated effective June 1, 2001

(3)   Mr. Nye was hired on December 13, 2000

Option Grants in Last Fiscal Year

Cycomm granted 125,000 options with an exercise price of $0.29 to Clinton M. Nye, Vice President of Sales, on March 19, 2001. These options expire on December 29, 2005. No other options were granted to executive officers in the year ended December 31, 2001.

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth information with respect to options exercised by officers in the fiscal year ended December 31, 2001 and the value of such officers' unexercised options at December 31, 2001.


                                Number of Shares
                                   Underlying                  Value of
         Shares                    Unexercised                Unexercised
        Acquired                   Options at             In-the-Money Options
           On       Value       Fiscal Year-End(#)       at Fiscal Year-End($)
                               --------------------      ----------------------
 Name   Exercise(#)Realized($)Exercisable Unexercisable ExercisableUnexercisable

Albert
 I.
 Hawk    ---        ---       1,400,000        ---         ---         ---
Clinton
 M.
 Nye     ---        ---          62,500      62,500        ---         ---
Robert
 M.
 Hutton  ---        ---         125,000        ---         ---         ---

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table shows beneficial ownership of shares of the Company's common stock as of March 31, 2002 by: persons known to the Company to be the beneficial owners of more than 5% of Cycomm's Common Stock; and stock ownership of all directors and officers of the Company as a group:

                                                                         Percent
    Name and Address of         Amount and Nature of            of
     Beneficial Owner           Beneficial Ownership        Class(1)(2)

Special Situations Funds            5,223,490(3)               7.2%
153 E. 53rd Street
51st Floor
New York, NY 10022

Albert I. Hawk                      3,821,754(4)               5.5%
1420 Springhill Rd.
Suite 420
McLean, VA 22102

Stephen Sparks                      2,197,840(5)               3.2%
1420 Springhill Rd.
Suite 420
McLean, VA 22102

Hubert Marleau                        636,076(6)               0.9%
Lt. Gen. Thomas P. Stafford           360,400(7)               0.5%
Robert M. Hutton                      125,000(8)               0.2%
Clinton M. Nye                         62,500(9)               0.1%
All officers and Directors          7,203,570                 10.2%
as a group (4 persons)

(1) Pursuant to applicable rules of the Securities and Exchange Commission, shares of Common Stock which were not outstanding as of March 31, 2002, but which were subject to issuance within 60 days of March 31, 2002 are deemed to be outstanding for purposes of computing the percentage ownership.

(2) Beneficial owners have sole voting and investment powers with respect to shares of Common Stock actually held on March 31, 2002, except where indicated otherwise.

(3) Includes stock purchase warrants to acquire an aggregate of 5,223,490 shares.

(4) Includes stock purchase options to acquire an aggregate of 1,400,000 shares and stock purchase warrants to acquire an aggregate of 652,936 shares.

(5) Includes stock purchase warrants to acquire an aggregate of 652,936 shares.

(6) Includes stock options to acquire an aggregate of 125,000 shares of common stock.

(7) Includes stock options to acquire an aggregate of 150,000 shares.

(8) Includes stock options to acquire an aggregate of 125,000 shares.

(9) Includes stock options to acquire an aggregate of 62,500 shares.

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

In January 2000, Cycomm raised capital through a private equity placement of common stock with a group called Special Situations Funds LLC ("SSF"). In connection with this private placement, some of our officers and directors invested money in Cycomm at the same terms offered to SSF. The amounts invested by each officer and director are listed below:

      Name of                             Shares of Common
Officer or Director    Amount Invested     Stock Received     Warrants Received

Albert I. Hawk             $250,000            500,000             652,936
Stephen Sparks              250,000            500,000             652,936
Palos Capital               250,000            500,000               ---
Corp(1)


(1) Palos Capital Corp is an independent broker dealer in which Hubert R. Marleau has an ownership interest

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CYCOMM INTERNATIONAL INC.


Date:       April 30, 2002               By:  /s/ Albert I. Hawk
                                                  Albert I. Hawk
                                                  President and
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)


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


By: /s/  Albert I. Hawk                            April 30, 2002
         Albert I. Hawk,
         Chief Executive Officer

By: /s/  James L. Bland III                        April 30, 2002
         James L. Bland III, President

By: /s/  Hubert Marleau                            April 30, 2002
         Hubert Marleau, Director

By: /s/  Steven Sparks                             April 30, 2002
         Steven Sparks, Director









Exhibit 23.1