Form 10QSB
period 2002-03-31
CYCOMM INTERNATIONAL INC
filed 2002-05-15
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
      -                              -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the quarterly period ended March 31, 2002

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

As of May 1, 2002, the Registrant had 71,153,114 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          --         ----

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                        Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets.................        3

            Condensed Consolidated Statements of Operations.......        4

            Condensed Consolidated Statements of Cash Flows.......        5

            Condensed Consolidated Statement of Stockholders' Equity      6

            Notes to Condensed Consolidated Financial Statements..        7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................       11

PART II - Other Information

Item 1.     Legal Proceedings.....................................       13

Item 2.     Changes in Securities.................................       13

Item 3.     Default Upon Senior Securities........................       13

Item 4.     Submission of Matters to a Vote of Security Holders...       13

Item 5.     Other Information.....................................       14

Item 6.     Exhibits and Reports on Form 8-K......................       14

Signatures  ......................................................       15

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                       March 31,    December 31,
                                                          2002          2001

ASSETS
Current assets:
 Cash and cash equivalents                               $52,132        $80,804
 Accounts receivable, less allowance for doubtful
  accounts of $50,000                                    214,627        510,048
 Inventories, net of allowance for obsolete
  inventory of $216,460 and $201,460, respectively       603,024        489,236
 Foreign taxes receivable                                239,046        141,413
 Prepaid expenses                                          7,831         30,562
                                                       ---------      ---------
   Total current assets                                1,116,660      1,252,063

Equipment, net                                           166,289        177,977
                                                      ----------     ----------
Total assets                                          $1,282,949     $1,430,040
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable - trade                              $881,430       $950,955
 Accrued liabilities                                  1,270,303      1,247,469
 Dividends payable on preferred stock                    40,932         38,466
 Current portion of capital lease obligations             9,190          9,626
 Revolving credit facility                              158,606        405,701
                                                      ---------      ---------
   Total current liabilities                          2,360,461      2,652,217

Capital lease obligations, less current portion          11,925         14,488

Commitments and contingencies

Stockholders' deficit:
 Convertible preferred stock, $50,000 par value,
  unlimited authorized shares, 2 shares
  issued and outstanding at March 31, 2002 and
  December 31, 2001, respectively                       105,000        105,000
 Common stock, no par value, unlimited authorized
  shares, 67,767,149 and 56,323,871 shares
  issued and outstanding at March 31, 2002 and
  December 31, 2001, respectively                    69,444,258     68,214,258
   Accumulated deficit                              (70,638,695)   (69,555,923)
                                                    -----------    -----------
    Total stockholders' deficit                      (1,089,437)    (1,236,665)
                                                    -----------    -----------
Total liabilities and stockholders' deficit          $1,282,949     $1,430,040
                                                    ===========    ===========

                            (See accompanying notes)

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                             (Unaudited)

                                                Three Months Ended
                                             March 31,      March 31,
                                               2002           2001
                                               -----          ----
                                            (Unaudited)   (Unaudited)

Sales                                          $571,933     $1,300,530
Cost of sales                                   471,045      1,032,271
                                               --------     ----------
Gross profit                                    100,888        268,259

Expenses:
   Selling, general and administrative          882,838      1,145,597
   Research and product development             244,302        243,137
   Depreciation and amortization                 14,288         19,328
                                              ---------      ---------
                                              1,141,428      1,408,062
                                              ---------      ---------

Loss from Operations                         (1,040,540)    (1,139,803)

Other Income (Expense)

   Interest income                                  243          4,455
   Interest expense                             (40,009)      (125,903)
   Other income                                    ---         150,050
                                            -----------   ------------
                                                (39,766)        28,602
                                            -----------   ------------
Net loss                                    $(1,080,306)  $(1,111,201)
                                            -----------   -----------

 Beneficial return on preferred shares             ---       (162,500)
                                            -----------   -----------

Net loss attributable to common
 shareholders                               $(1,080,306)  $(1,273,701)
                                            ===========   ===========

Earnings per share - basic and diluted
Net loss per share                              $(0.02)        $(0.04)
                                                ======         ======
Net loss per share attributable to
beneficial return on                             $ ---         $(0.00)
                                                 -----         ------
preferred shares
Net loss per share attributable to common       $(0.02)        $(0.04)
                                                ======         ======
shareholders

Weighted average number of common shares
 outstanding                                62,261,196     35,557,144
                                            ==========     ==========



    See accompanying notes to condensed consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                             (Unaudited)

                                                Three Months Ended
                                             March 31,     March 31,
                                               2002          2001
                                               -----         ----

Operating activities
 Net loss from continuing operations      $(1,080,306)  $(1,111,201)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization               14,288        19,328
   Change in operating assets and
    liabilities                                60,001       419,887
                                           ----------      --------
   Cash used in operating activities       (1,006,017)     (671,986)
                                           ----------      --------

Investing activities
 Acquisition of fixed assets                   (2,560)      (8,482)
                                               ------       ------
 Cash used in investing activities             (2,560)      (8,482)
                                               ------       ------

Financing activities
 Issuance of common stock                   1,230,000      150,015
 Issuance of preferred stock                      ---      611,500
 Exercise of stock options                        ---          ---
 Net repayments under revolving credit       (247,095)    (318,807)
  facility
 Repayment of obligations under capital
  leases                                       (3,000)      (2,299)
                                              -------      -------
 Cash provided by financing activities        979,905      440,409
                                             --------      -------

 (Decrease) increase in cash and cash
  equivalents during the period               (28,672)    (240,059)

 Cash and cash equivalents, beginning of
  period                                       80,804      301,110
                                              -------      -------
 Cash and cash equivalents, end of period     $52,132      $61,051
                                              =======      =======

Supplemental cash flow information:
 Interest paid                                $39,939     $121,509

Non-cash investing and financing
activities:
 Conversion of preferred stock to common          ---    $ 504,504
  stock
 Issuance of common stock in settlement           ---     $ 52,500
  of interest due



    See accompanying notes to condensed consolidated financial statements.

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE UNAUDITED PERIOD ENDED MARCH 31, 2002
                      AND THE YEAR ENDED DECEMBER 31, 2002
                                                Notes
        PreferredPreferred Common    Common   Receivable  Accumulated
          Shares   Stock   Shares    Stock   Stockholders  Deficit      Total

Balance,
December
31, 2000    11 $560,500 30,145,982 $63,653,477$(66,714)$(64,746,533)  $(599,270)
          ==== ========  ========== =========== =======  ===========   ========

Net Loss   ---      ---        ---         ---     ---   (4,799,724) (4,799,724)
Issuance
 of common
 stock:
Sale of
 common
 stock     ---      ---  17,752,185    2,999,721   ---        ---     2,999,721
Shares
 issued in
 settle-
 ment
 of
 interest
 due        ---      ---    300,000       52,500   ---        ---        52,500
Shares
 issued in
 settle-
 ment
 of
 obligation
 of
 acquisi-
 tion
 earn-out   ---      ---  1,700,000      413,000   ---        ---       413,000
Exercise of
 stock
 options    ---      ---    500,000        5,000   ---        ---         5,000
Issuance of
 preferred
 stock:
 Issuance -
 Series F
 preferred
 stock       13    611,500      ---         ---    ---        ---       611,500
Conversion
 of
 preferred
 stock      (22)(1,229,500) 5,925,704   1,253,060  ---        ---        23,560
Beneficial
 conversion
 rights on
 preferred
 stock      ---    162,500      ---      (162,500) ---         ---         ---
Write-off
 of notes
 receivable -
 stockholders
 and
 related
 interest
 receivable ---      ---        ---         ---  66,714        ---       66,714
Dividends
 on
 preferred
 stock      ---      ---        ---        ---    ---       (9,666)     (9,666)
           ----   ------- ---------  ---------  ------ ------------ ------------
Balance,
December
31, 2001    2    $105,000 56,323,871$68,214,258   --- $(69,555,923) $(1,236,665)
          ====    ======= ========== ========== ====== ============ ===========




Net Loss   ---        ---        ---        ---   ---   (1,080,306)  (1,080,306)
Issuance
of common
stock:
 Sale of
  common
  stock    ---        --- 11,443,278  1,230,000   ---          ---    1,230,000
Dividends
 on
 preferred
 stock     ---        ---        ---        ---   ---      (2,466)      (2,466)
          ----   -------- ---------- ----------  ---- -----------   ----------
Balance,
March 31
2002         2   $105,000 67,767,149$69,444,258   --- $(70,638,695) $(1,089,437)
          ====   ======== ========== ==========  ==== ============  ===========

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2002

NOTE 1: GENERAL

The interim financial information furnished herein was prepared from the books and records of Cycomm International Inc. and its subsidiaries ("Cycomm") as of March 31, 2002 and for the periods ended March 31, 2002 and 2001, without audit; however, such information reflects all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and of the statements of operations and cash flows for the interim period presented. The interim financial information furnished herein should be read in conjunction with the consolidated financial statements included in this report and the consolidated financial statements and notes contained in Cycomm's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The interim financial information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $4.8 million for the year ended December 31, 2001 and as of that date had a working capital deficit of approximately $1.4 million and an accumulated deficit of $69.6 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2001. In the quarter ended March 31, 2002, we incurred a net loss of approximately $1.1 million, had a working capital deficit of approximately $1.2 million, and an accumulated deficit of $70.6 million. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. We have hired a new president, who will also serve as Cycomm's Chief Operating Officer. We have reduced headcount by 40%, eliminating redundant positions and consolidating our administrative functions. We are exploring further cost savings initiatives, and plan to outsource tasks that can be handled more efficiently by third parties. We have begun to sell to markets outside of the public safety industry, and plan to aggressively pursue the field service, utilities and industrial markets. We are also developing new products to further expand and diversify our current product line.

Cycomm intends to fund its operations through working capital, borrowings on our secured line of credit and through private equity placements. Historically, Cycomm has been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,211 in private equity placements. In the quarter ended March 31, 2002, Cycomm raised $1,230,000 in private equity placements (See Note 4: Capital Stock for further detail).

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

NOTE 2:  REVOLVING CREDIT FACILITY

On February 28, 2002, Cycomm renewed and amended its revolving credit facility to allow the Company to borrow and repay amounts up to a maximum of $1,000,000. As part of the renewal, the interest rate on the revolving credit facility was increased to prime plus 4%. Prior to February 28, 2002, Cycomm was able to borrow and repay amounts up to a maximum of $2,000,000, and was paying an interest rate of prime plus 3%.

Cycomm restructured the terms of its revolving credit facility in order to lower the minimum loan balance on which the Company was paying interest. Prior to February 28, 2002, Cycomm was paying interest on a minimum loan balance of $1,050,000. Under the new terms of the revolving credit facility, Cycomm is paying interest on a minimum loan balance of $550,000.

The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. The amounts outstanding on the credit facility were $158,606 and $405,701 as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, Cycomm was in compliance with the terms of the credit facility. As of December 31, 2001, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $5,019.

NOTE 3: INVENTORIES

The following is a summary of inventories at March 31, 2002 and December 31, 2001:


                                          March 31,   December 31,
                                            2002          2001
                                            -----         ----

Raw materials                              $609,788      $645,286
Work in process and sub-assemblies          190,629        35,966
Finished goods                               19,067         9,444
Allowance for obsolete inventory           (216,460)     (201,460)
                                           --------      --------
                                           $603,024      $489,236

Cycomm continually evaluates inventory for obsolescence or impairment in value. The impairment loss is measured by comparing the carrying amount of the inventory to its fair value with any excess of carrying value over fair value reserved. Fair value is based on market prices where available, or on an estimate of market value.


NOTE 4: CAPITAL STOCK

Common Stock

On January 8, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,000,000 shares of common stock for cash proceeds of $135,000.

On January 11, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,500,000 shares of common stock for cash proceeds of $150,000.

On January 23, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,500,000 shares of common stock for gross proceeds of $225,000. Cash proceeds, after commissions and issue costs were $150,000.

On January 31, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,428,572 shares of common stock for cash proceeds of $200,000.

On February 13, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,500,000 shares of common stock for gross proceeds of $270,000. Cash proceeds, after commissions and issue costs were $195,000.

On March 7, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 2,750,000 shares of common stock for cash proceeds of $250,000.

On March 26, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,764,706 shares of common stock for cash proceeds of $150,000.

NOTE 5: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Geographic region data on sales and the location of identifiable assets is provided in the tables below.

                                                 Quarter Ended
Geographic Region Data                      March 31,       March 31,
                                              2002            2001
                                              -----           ----
Sales
      United States                        $540,063      $1,281,342
      Canada                                 31,870          19,188
                                           --------      ----------
                                           $571,933      $1,300,530
                                           ========      ==========
Loss from operations
      United States                      $ (603,086)     $ (784,654)
      Canada                               (437,454)       (355,149)
                                        -----------     -----------
                                        $(1,040,540)    $(1,139,803)
                                        ===========     ===========

                                          March 31,     December 31,
                                            2002            2001
                                            -----           ----
Identifiable assets
      United States                       $ 467,640       $ 717,048
      Canada                                815,309         712,992
                                         ----------      ----------
                                         $1,282,949      $1,430,040
                                         ==========      ==========

NOTE 6: SUBSEQUENT EVENTS

On April 5, 2002, Cycomm entered into a settlement agreement with Michael D. Perrine, former president of the Company's Cycomm Mobile Solutions subsidiary. Cycomm had filed a lawsuit against Mr. Perrine alleging breach of contract, unjust enrichment and breach of fiduciary duty. Mr. Perrine filed a lawsuit against Cycomm alleging breach of contract and tortuous interference with existing contract and business relations. Under the terms of the settlement, Cycomm issued 1,052,632 shares of Cycomm common stock with a value of $100,000 to Mr. Perrine, and both parties agreed to dismiss their respective lawsuits. As of March 31, 2002, Cycomm has an accrued liability of $100,000 related to the judgment.

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

On April 26, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 2,333,333 shares of common stock for cash proceeds of $175,000.

On May 3, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 2,000,000 shares of common stock for cash proceeds of $140,000.

On May 14, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 2,500,000 shares of common stock for cash proceeds of $200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Quarter Ended March 31, 2002 and March 31, 2001

Revenues for the quarter ended March 31, 2002 were $571,933 as compared to revenues of $1,300,530 for the prior period. The decrease was a result of delays in receiving a purchase order from a key customer, and Cycomm's inability to reschedule other customers to take delivery of products in the quarter ended March 31, 2002.

Cost of sales for the quarter ended March 31, 2002 was $471,045 as compared to cost of sales of $1,032,271 for the prior period. Gross margins for the quarter ended March 31, 2002 were 18%, which represents a decrease from 21% in the prior period. The decrease in gross margins is a result of decreased sales, which causes manufacturing overhead to be spread over fewer products, raising the cost of production per unit.

Operating expenses decreased to $1,141,428 for the period ended March 31, 2002 as compared to $1,408,062 in the prior period. Selling, general and administrative expenses decreased $262,759 to $882,838 for the current period. This decrease is mainly the result of reduced managerial headcount and cost reduction efforts. Research and development costs increased to $244,302 as compared to $243,137 in the prior period. Current R&D projects include the development of the Pentium IV PCMobile and further enhancements to the product.

Depreciation and amortization decreased to $14,288 for the quarter ended March 31, 2002 as compared to $19,328 in the prior period. The decrease is a result of certain fixed assets reaching the end of their depreciable lives.

Interest expense for the quarter ended March 31, 2002 was $40,009 as compared to $125,903 for the prior period. The decrease is a result of lower average debt balances during the quarter ended March 31, 2001, and a lower amount of interest being paid to vendors.

Net loss decreased to $1,080,306, or $0.02 per share, for the quarter ended March 31, 2002 from $1,111,201, or $0.04 per share for the quarter ended March 31, 2001. The increase in net loss is a result of the factors discussed above.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At March 31, 2002, Cycomm had cash and cash equivalents of $52,132.

In the quarter ended March 31, 2002, cash used in operations amounted to $1,006,017, largely due to Cycomm's net loss of $1,080,306. Accounts receivable decreased by $295,421, but this was offset by an increase in inventory of $113,788, an increase in foreign taxes receivable of $97,633, and a decrease in accounts payable of $69,525. Cash used in investing activities during the quarter ended March 31, 2002 totaled $2,560. Cash provided by financing activities was $979,905 for the quarter ended March 31, 2002. Cycomm completed 7 private placements of common stock for net proceeds of $1,230,000, and decreased the amounts drawn on its bank credit lines in an amount of $247,095 during the quarter ended March 31, 2002.

Cycomm's net working capital at March 31, 2002 was ($1,243,801) as compared to ($1,400,154) at December 31, 2001. In the quarter ended March 31, 2002, Cycomm's current assets decreased by $135,403, and current liabilities decreased by $291,756. Accounts receivable decreased as a result of improved collections and lower sales volumes. Inventories increased in preparation for deliveries to customers in the second quarter of 2002. Accounts payable decreased as certain vendors required faster payment terms. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable and inventory, decreased as a result of the decreases in accounts receivable and inventory.

Cycomm's auditors modified their report on Cycomm's annual report on form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management is addressing the going concern issue with several actions, including headcount reductions, cost savings initiatives, expanding our product line, entering new markets, and further capitalizing the Company through borrowings and private equity placements.

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

On November 21, 2001, the Telepad Corporation Liquidating Trust (the "Trustee") filed a lawsuit against Cycomm alleging breach of contract, breach of express trust and unjust enrichment. Telepad Corporation ("Telepad") had entered a bid to sell Cycomm products to TRW Systems & Information Technology Group ("TRW") for use in Montgomery County, MD. On March 17, 1999, Telepad filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On October 8, 1999, Cycomm entered into an agreement with the Trustee which assigned Telepad's bid to Cycomm. In exchange, Cycomm agreed that if the bid was accepted, Cycomm would pay the Trustee 5% of the total value of products sold to TRW. The Telepad bid was never accepted by TRW. Instead, TRW chose to purchase Cycomm's products through a different reseller. Cycomm's maximum exposure in this lawsuit is $115,000. Cycomm intends to defend this case vigorously. Cycomm does not believe that loss of this case is probable, and has not accrued for any potential loss related to this case.


Item 2.  Changes in Securities.

      On April 26, 2002 we issued 2,333,333 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $175,000.

      On May 3, 2002 we issued 2,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $140,000.

      On May 14, 2002 we issued 2,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Ursa Holdings/Capital Inc., for net proceeds of $200,000.

Item 3.  Default Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.       Other Information.

      None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits:

      None

(b)  Reports on Form 8-K:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date:  May __, 2002                  /s/ Albert I. Hawk
                                     -------------------------------
                                         Albert I. Hawk
                                         Chief Executive Officer






Date: May __, 2002                  /s/ Robert M. Hutton
                                    ---------------------------------
                                        Robert M. Hutton
                                        Vice President of Finance


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date  ____________, 2002
                                    ----------------------------------
                                    Albert I. Hawk
                                    Chief Executive Officer





Date: ____________, 2002
                                    ------------------------------
                                    Robert M. Hutton
                                    Vice President of Finance