Form 10-Q
period 2002-06-30
CYCOMM INTERNATIONAL INC
filed 2002-08-20
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
                                     -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

As of August 14, 2002, the Registrant had 79,994,406 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          --         ----

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                        Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets...........................        3

            Consolidated Statements of Operations.................        4

            Consolidated Statements of Cash Flows.................        5

            Consolidated Statement of Stockholders' Equity........        6

            Notes to Consolidated Financial Statements............        8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................       14

PART II - Other Information

Item 1.     Legal Proceedings.....................................       17

Item 2.     Changes in Securities.................................       17

Item 3.     Default Upon Senior Securities........................       18

Item 4.     Submission of Matters to a Vote of Security Holders...       18

Item 5.     Other Information.....................................       18

Item 6.     Exhibits and Reports on Form 8-K......................       18

Signatures  ......................................................       19

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                        June 30,    December 31,
                                                          2002           2001
ASSETS                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                              $457,351        $80,804
 Accounts receivable, less allowance for doubtful
  accounts of $50,000                                    205,036        510,048
 Inventories, net of allowance for obsolete
  inventory of $220,000 and $201,460, respectively       525,659        489,236
 Deferred financing costs                                142,777            ---
 Foreign taxes receivable                                114,932        141,413
 Prepaid expenses                                          1,891         30,562
                                                       ---------      ---------
      Total current assets                             1,447,646      1,252,063

Equipment, net                                            25,909        177,977
                                                      ----------     ----------
Total assets                                          $1,473,555     $1,430,040
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable - trade                               $636,768       $950,955
 Convertible debentures                                1,052,992            ---
 Discount on convertible debentures                     (961,200)           ---
                                                        --------       --------
 Convertible debentures, net of discount                  91,792            ---

 Warranty reserve                                        600,478        602,479
 Accrued exit cost obligations                           700,623            ---
 Other accrued liabilities                               398,188        644,990
 Dividends payable on preferred stock                     43,425         38,466
 Current portion of capital lease obligations              8,647          9,626
 Revolving credit facility                               210,438        405,701
                                                       ---------      ---------
      Total current liabilities                        2,690,359      2,652,217

Capital lease obligations, less current portion           11,595         14,488

Commitments and contingencies

Stockholders' deficit:
 Convertible preferred stock, $50,000 par value,
  unlimited authorized shares, 2 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively                                           105,000        105,000
 Common stock, no par value, unlimited authorized
  shares, 82,205,614 and 56,323,871 shares
  issued and 77,205,614 and 56,323,871 shares
  outstanding at June 30, 2002 and December 31,
  2001, respectively                                  71,169,457     68,214,258
   Accumulated deficit                               (72,502,856)   (69,555,923)
                                                     -----------    -----------
      Total stockholders' deficit                     (1,228,399)    (1,236,665)
                                                     -----------    -----------
Total liabilities and stockholders' deficit           $1,473,555     $1,430,040
                                                     ===========    ===========

         See accompanying notes to consolidated financial statements

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

                                     Three Months Ended      Six Months Ended
                                     June 30,   June 30,    June 30,    June 30,
                                     2002        2001        2002        2001


Sales                               $397,691   $576,943    $969,624  $1,877,473
Cost of sales                        298,760    683,595     769,805   1,715,866
                                     -------   --------     -------   ---------
Gross profit (loss)                   98,931   (106,652)    199,819     161,607

Expenses
 Selling, general and administrative 742,642    805,761   1,625,805   1,951,358
 Exit costs                          998,874        ---     998,874         ---
 Research and product development    133,397    196,873     377,699     440,010
 Depreciation and amortization        10,578     18,998      24,866      38,325
                                   ---------  ---------   ---------   ---------
                                   1,885,491  1,021,632   3,027,244   2,429,693
                                   ---------  ---------   ---------   ---------

Loss from Operations              (1,786,560)(1,128,284) (2,827,425) (2,268,086)

Other (Expense) Income
 Interest income                         307      1,890         550       6,345
 Interest expense                    (74,477)   (86,428)   (114,485)   (212,331)
 Other (expense) income                 (939)    69,742        (614)    219,792
                                     -------    -------    --------     -------
                                     (75,109)   (14,796)   (114,549)     13,806
                                     -------    -------    --------     -------

Net loss                          (1,861,669)(1,143,080) (2,941,974) (2,254,280)
                                  ========== ==========  ==========  ==========

 Beneficial return on preferred
  shares                                 ---        ---         ---    (162,500)
                                ------------ ----------- ----------  ----------
Net loss attributable to
 common stockholders            $(1,861,669)$(1,143,080)$(2,941,974)$(2,416,780)
                                ============ =========== ========== ===========

Loss Per Share
Loss per share                       $(0.03)     $(0.03)     ($0.04)     ($0.06)
Net loss per share attributable to
 beneficial return on
 preferred shares                       ---         ---         ---       $0.00
                                     -------     -------     -------     -------
Net loss per share
 attributable to common
 shareholders                        $(0.03)     $(0.03)     $(0.04)     $(0.06)
                                     =======     =======     =======     =======

Weighted average number of
 common shares outstanding        74,427,322 41,624,962  68,382,508  38,607,815
                                  ========== ==========  ==========  ==========

         See accompanying notes to consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                             (Unaudited)

                                                  Six Months Ended
                                               June 30,       June 30,
                                                  2002          2001

Operating activities
 Net loss from continuing operations           $(2,941,974)  $(2,254,280)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Non-cash exit costs                            813,475           ---
    Loss on disposal of fixed assets               130,214           ---
    Amortization of discount on                     43,776           ---
     convertible debentures
    Depreciation and amortization                   24,866        38,325
  Change in operating assets and
   liabilities                                    (251,101)      197,372
                                                  --------    ----------
   Cash used in operating activities            (2,180,744)   (2,018,583)
                                                ----------    ----------
Investing activities
 Acquisition of fixed assets                        (3,012)      (13,621)
                                                    ------       -------
 Cash used in investing activities                  (3,012)      (13,621)
                                                    ------       -------
Financing activities
 Issuance of common stock                        1,857,500     1,548,995
 Issuance of preferred stock                           ---       611,500
 Borrowings under convertible debentures           901,938           ---
 Net repayments under revolving credit
  facility                                        (195,263)     (248,608)
 Repayment of  obligations  under capital
  leases                                            (3,872)       (4,152)
                                                 ---------     ---------
 Cash provided by financing activities           2,560,303     1,907,735
                                                 ---------     ---------

 Increase (decrease) in cash and cash
  equivalents during the period                   376,547     (124,469)
 Cash and cash equivalents, beginning of
   period                                           80,804      301,110
                                                  --------     --------
   Cash and cash equivalents, end of period       $457,351     $176,641
                                                  ========     ========

Supplemental cash flow information:
  Interest paid                                  $52,238      $108,088
  Income taxes paid                                  ---           ---


Non-cash investing and financing
activities:
 Conversion of preferred stock to common
  stock                                              ---    $1,019,308
 Issuance of common stock in settlement
  of interest due                                    ---      $ 52,500
 Issuance of common stock in settlement
  of lawsuit                                    $100,000           ---
 Issuance of common stock in payment of
  legal fees due                                 $ 1,000           ---


         See accompanying notes to consolidated financial statements

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE UNAUDITED PERIOD ENDED JUNE 30, 2002
                      AND THE YEAR ENDED DECEMBER 31, 2002
                                                Notes
        PreferredPreferred Common    Common   Receivable  Accumulated
          Shares   Stock   Shares    Stock   Stockholders  Deficit      Total

Balance,
December
31, 2000    11 $560,500 30,145,982 $63,653,477$(66,714)$(64,746,533)  $(599,270)
          ==== ========  ========== =========== =======  ===========   ========

Net Loss   ---      ---        ---         ---     ---   (4,799,724) (4,799,724)
Issuance
 of common
 stock:
Sale of
 common
 stock     ---      ---  17,752,185    2,999,721   ---        ---     2,999,721
Shares
 issued in
 settle-
 ment
 of
 interest
 due        ---      ---    300,000       52,500   ---        ---        52,500
Shares
 issued in
 settle-
 ment
 of
 obligation
 of
 acquisi-
 tion
 earn-out   ---      ---  1,700,000      413,000   ---        ---       413,000
Exercise of
 stock
 options    ---      ---    500,000        5,000   ---        ---         5,000
Issuance of
 preferred
 stock:
 Issuance -
 Series F
 preferred
 stock       13    611,500      ---         ---    ---        ---       611,500
Conversion
 of
 preferred
 stock      (22)(1,229,500) 5,925,704   1,253,060  ---        ---        23,560
Beneficial
 conversion
 rights on
 preferred
 stock      ---    162,500      ---      (162,500) ---         ---         ---
Write-off
 of notes
 receivable -
 stockholders
 and
 related
 interest
 receivable ---      ---        ---         ---  66,714        ---       66,714
Dividends
 on
 preferred
 stock      ---      ---        ---        ---    ---       (9,666)     (9,666)
           ----   ------- ---------  ---------  ------ ------------ ------------
Balance,
December
31, 2001    2    $105,000 56,323,871$68,214,258   --- $(69,555,923) $(1,236,665)
          ====    ======= ========== ========== ====== ============ ===========




Net Loss   ---        ---        ---        ---   ---   (2,941,974)  (2,941,974)
Issuance
of common
stock:
 Sale of
  common
  stock    ---        --- 19,829,111  1,858,500   ---          ---    1,858,500
Shares
 issued
 in
 settle-
 ment of
 lawsuit   ---        ---  1,052,632    100,000   ---          ---      100,000
Shares
 held in
 escrow
 underlying
 convertible
 deben-
 tures     ---        ---  5,000,000        ---   ---          ---          ---
Beneficial
 conversion
 rights
 convertible
 deben-
 ture      ---        ---        ---    652,829   ---          ---      652,829
Warrants
 issued
 with
 convertible
 deben-
 ture     ---         ---        ---   343,870    ---          ---      343,870
Dividends
 on
 preferred
 stock     ---        ---        ---        ---   ---      (4,959)      (4,959)
          ----   -------- ---------- ----------  ---- -----------   ----------
Balance,
March 31
2002         2   $105,000 82,205,614$71,169,457   --- $(72,502,856) $(1,228,399)
          ====   ======== ========== ==========  ==== ============  ===========

    See accompanying notes to condensed consolidated financial statements.

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 1: GENERAL

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Cycomm International Inc. and its subsidiaries ("Cycomm"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly Cycomm's financial position as of June 30, 2002, and the results of its operations and cash flows for the periods ended June 30, 2002 and 2001. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Cycomm's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $4.8 million for the year ended December 31, 2001 and as of that date had a working capital deficit of approximately $1.4 million and an accumulated deficit of $69.6 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2001. In the three months ended June 30, 2002, we incurred a net loss of approximately $1.9 million, had a working capital deficit of approximately $1.2 million, and an accumulated deficit of $72.5 million. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. We hired a new president, who also serves as Cycomm's Chief Operating Officer, to restructure the company and lower our operating costs. We have reduced headcount from 75 employees to 18 employees, eliminating redundant positions, consolidating administrative functions, and combining our manufacturing and repair personnel. Additionally, we closed our Montreal facility. We are exploring further cost savings initiatives, and plan to outsource tasks that can be handled more efficiently by third parties. We have begun to sell to markets outside of the public safety industry, and plan to aggressively pursue the field service, utilities and industrial markets. We are also developing new products to further expand and diversify our current product line.

Cycomm intends to fund its operations through working capital, borrowings on our secured line of credit, private equity placements and borrowings under convertible debentures. Historically, Cycomm has been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,211 in private equity placements. In the six months ended June 30, 2002, Cycomm raised $1,857,500 in private equity placements (See Note 6: Capital Stock for further detail) and $901,938 under convertible debentures (See Note 5:
Convertible Debentures for further detail).

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

NOTE 2:  RESTRUCTURING

In April 2002, Cycomm began to take major steps to reduce costs. Cycomm's organization had been built to support production levels much higher than it had achieved historically. Management made the decision to close Cycomm's Canadian facility, and to transfer all manufacturing operations to its Florida facility. Cycomm is continuing to manufacture its existing product line of rugged, mobile computers.

On April 9, 2002, Cycomm reduced its staff from approximately 75 employees to approximately 45 employees. On June 28, 2002, Cycomm further reduced its staff to 18 employees. The terminated personnel included 28 general and administrative employees, 19 research and development employees, 7 production employees, 2 repair and maintenance employees and 1 salesperson. The total value of employee severance packages was $511,737. In the six months ended June 30, 2002, Cycomm paid $166,946 in severance. Cycomm has accrued $344,791 for severance obligations as of June 30, 2002, which is included in accrued exit cost obligations. The severance packages included $111,761 in payroll and vacation benefits that had been previously accrued, therefore severance expense of $399,976 was incurred in the three months ended June 30, 2002 and is included in exit cost expenses.

Cycomm agreed to pay employee severance over a period of time, as specified in each individual severance agreement. Subsequent to June 30, 2002, Cycomm has made one scheduled severance payment. As of August 14, 2002, the outstanding employee severance obligation is $287,038.

On June 28, 2002, Cycomm closed its Canadian facility. The lease for the Canadian facility does not expire until March 31, 2008. The present value of future lease payments due under the Canadian facility lease is $751,060. Management has estimated the present value of income from subleasing the Canadian facility as approximately $395,228, therefore Cycomm recorded $355,832 at June 30, 2002 as an accrued exit obligation related to the termination of the Canadian facility lease, and recognized this amount as exit costs in the three months ended June 30, 2002.

In connection with the closing of the Canadian facility, Cycomm made the decision to abandon certain fixed assets, and accordingly, Cycomm has written off fixed assets with a book value of $130,214. This write-off is included in exit costs in the three months ended June 30, 2002.

Management also determined that the closing of the Canadian facility could prevent Cycomm from collecting the full amount of foreign taxes receivable from the Canadian government related to tax credits for research and development. Cycomm has recorded a reserve of $112,852 against foreign taxes receivable, and has recognized this amount as exit costs in the three months ended June 30, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations", for a disposal of a segment of a business. The Company adopted FAS 144 as of January 1, 2002. This guidance was followed in recognizing the impact of closing the Canadian facility.


In June 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." FAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, "Elements of Financial Statements", is met. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has implemented FAS 146 in June 2002 related to the closure of the Canadian facility.


NOTE 3: INVENTORIES

The following is a summary of inventories at June 30, 2002 and December 31, 2001:


                                           June 30,    December 31,
                                             2002          2001
                                            -----         ----

Raw materials                                $544,319      $645,286
Work in process and sub-assemblies             20,068        35,966
Finished goods                                181,272         9,444
Allowance for obsolete inventory            (220,000)     (201,460)
                                            ---------     ---------
                                             $525,659      $489,236

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

The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. The amounts outstanding on the credit facility were $210,438 and $405,701 as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, Cycomm was in compliance with the terms of the credit facility. As of December 31, 2001, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $5,019.

NOTE 5: CONVERTIBLE DEBENTURES

On June 17, 2002, Cycomm issued $1,050,000 of 8% convertible debentures due June 17, 2003 which are convertible at the option of the holders into Cycomm common stock at the lesser of 75% of the average of the three lowest closing prices for the 30 days prior to the date of issuance ($0.04), or 75% of the average of the three lowest closing prices for the 30 days prior to the date of conversion. The debentures are fully eligible for conversion as of June 17, 2002. Interest on the debentures can be paid in either cash or common stock, at Cycomm's option. In the event that the debentures have not been fully converted into common stock at the date of maturity, the debentures can be converted into common stock at Cycomm's option. Cycomm issued 5,000,000 shares of common stock to be available upon conversion of the debentures. The shares of common stock are restricted and are being held in escrow by the collateral agent and holder of the convertible debentures. In connection with the issuance of the debentures, Cycomm issued 13,125,000 warrants to purchase common stock at $0.08 per share. The warrants are immediately exercisable for a period of seven years.

Cycomm allocated the proceeds from the offering, less issue costs paid to the investor of $53,301, to the warrants and the debentures based on the relative fair value of each instrument. This resulted in $343,870 recorded as a discount on the convertible debentures for the relative fair value of the warrants. The proceeds allocated to the debentures were compared to the fair value of the common stock into which the debentures are convertible in order to determine the intrinsic value of the beneficial conversion feature. The value of the beneficial conversion feature of $652,829 was recorded as an additional discount on the convertible debentures. The total discount was limited to the proceeds raised, less issue costs paid to the investor of $53,301, and will be amortized as interest expense over the term of the debentures.

NOTE 6: CAPITAL STOCK

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

On March 15, 2002, Cycomm issued 2,500 shares of common stock in payment of legal services totalling $500.

On March 15, 2002, Cycomm issued 50,000 shares of common stock upon the exercise of non-employee stock options for proceeds of $500.

On March 26, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,764,706 shares of common stock for cash proceeds of $150,000.

On April 3, 2002, Cycomm issued 1,052,632 shares of common stock in settlement of a lawsuit. The shares were issued in full settlement of a $100,000 obligation.

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

On May 22, 2002, Cycomm raised capital through a private equity placement of its common stock. Cycomm issued 1,500,000 shares of common stock for cash proceeds of $112,500.

NOTE 7: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Prior to June 28, 2002, we operated a manufacturing facility in Montreal, Canada. On June 28, 2002, we closed this facility and transferred inventory and certain fixed assets to our Melbourne, Florida facility. Fixed assets with a book value of $130,214 were not transferred to Florida, and were written off as of June 30, 2002. Geographic region data on sales and the location of identifiable assets is provided in the tables below.

                              Quarters Ended                    Six Months Ended
                              --------------                    ----------------
                               June 30,     June 30,    June 30,     June 30,
                                  2002        2001         2002        2001
                                  -----       -----        -----       ----
Geographic Region Data
Sales
      United States           $ 389,173    $ 557,464    $929,236   $1,838,805
      Canada                      8,518       19,479      40,388       38,668
                              ---------    ---------    --------   ----------
                              $ 397,691    $ 576,943    $969,624   $1,877,473
                              =========    =========    ========   ==========
Loss from Operations
      United States           $ 565,667    $ 689,060  $1,169,078   $1,473,713
      Canada                  1,220,893      439,224   1,658,347      794,373
                             ----------   ----------  ----------   ----------
                             $1,786,560   $1,128,284  $2,827,425   $2,268,086
                             ==========   ==========  ==========   ==========


Identifiable Assets           June 30,   December 31,
                                2002        2001
      United States          $1,473,555    $ 717,048
      Canada                        ---      712,992
                             ----------   ----------
                             $1,473,555   $1,430,040
                             ==========   ==========

NOTE 8: SUBSEQUENT EVENTS

On July 1, 2002 Cycomm issued 1,000,000 warrants to purchase Cycomm common stock at $0.01 per share in payment of a consulting agreement, and an additional 1,000,000 warrants to purchase Cycomm common stock at $0.01 per share in payment of another consulting agreement.

On July 31, 2002, Cycomm issued 288,344 shares of common stock upon conversion of debentures with principal and accrued interest of $7,569.

On August 12, 2002, Cycomm issued 500,448 shares of common stock upon conversion of debentures with principal and accrued interest of $13,162.

On August 12, 2002, Cycomm issued 2,000,000 shares of common stock to be held in escrow. These shares were issued in anticipation of a proposed future financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Three Months Ended June 30, 2002 and June 30, 2001

Revenues for the three months ended June 30, 2002 were $397,691 as compared to revenues of $576,943 for the prior period. The decrease in revenue was primarily the result of delays related to the restructuring of our company. During the three months ended June 30, 2002, we reduced our headcount from 75 employees to 18 employees and closed our Canadian facility. The transition of the manufacturing operations and physical transfers of materials slowed productivity in the three months ended June 30, 2002.

Cost of sales for the three months ended June 30, 2002 was $298,760 as compared to cost of sales of $683,595 for the prior period. Gross margins for the three months ended June 30, 2002 were 25% as compared to gross margins of (18%) in the prior period. The improvement in gross margins is a result of lower overhead costs associated with the reduction in headcount.

Operating expenses increased to $1,885,491 for the three months ended June 30, 2002 as compared to $1,021,632 in the prior period. Selling, general and administrative expenses decreased to $742,642 from $805,761 in the three months ended June 30, 2001, primarily as a result of headcount reductions. The restructuring of Cycomm's organization caused Cycomm to incur $998,874 in exit costs in the three months ended June 30, 2002. This amount includes $399,976 related to severance charges for terminated employees, $355,832 related to the termination liability for the lease on Cycomm's Canadian facility, a $130,214 write-off of Canadian fixed assets, and a reserve of $112,852 taken against the value of Cycomm's Canadian foreign taxes receivable. Research and development costs decreased to $133,397 as compared to $196,873 in the prior period. The decrease is the result of headcount reductions in the R&D staff.

Depreciation and amortization decreased to $10,578 for the three months ended June 30, 2002 as compared to $18,998 in the prior period. The decrease is a result of certain fixed assets reaching the end of their depreciable lives, and the write-off of Canadian fixed assets with a book value of $130,214 included in exit costs in the three months ended June 30, 2002.

Interest expense for the three months ended June 30, 2002 was $74,477 as compared to $86,428 for the prior period. The decrease is a result of lower average debt balances during the six months ended June 30, 2002, and a lower amount of interest being paid to vendors, offset by interest on convertible debentures. On June 17, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $1,050,000, bearing interest at 8% and maturing on June 17, 2003. The total interest accrued on the principal of the debentures in the three months ended June 30, 2002 was $2,992. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $652,829, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the three months ended June 30, 2002 was $23,252. Additionally, Cycomm issued 13,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $343,870, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the three months ended June 30, 2002 was $12,247. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $5,285 in the three months ended June 30, 2002.

Net loss increased to $1,861,669, or $0.03 per share, for the three months ended June 30, 2002 from $1,143,080, or $0.03 per share for the three months ended June 30, 2001. The increase in net loss is a result of the factors discussed above.


Six Months Ended June 30, 2002 and June 30, 2001

Revenues for the six months ended June 30, 2002 were $969,624 as compared to revenues of $1,877,473 for the prior period. The decrease in sales was a primarily the result of the loss of a major customer which accounted for 40% of Cycomm's sales in the six months ended June 30, 2001. Revenue was also affected by delays caused by the restructuring of our company. During the six months ended June 30, 2002, we reduced our headcount from 75 employees to 18 employees and closed our Canadian facility. The transition of the manufacturing operations and physical transfers of materials slowed productivity in the three months ended June 30, 2002.

Cost of sales for the six months ended June 30, 2002 was $769,805 as compared to cost of sales of $1,715,866 for the prior period. Gross margins for the six months ended June 30, 2002 were 21% as compared to gross margins of 9% in the prior period. The improvement in gross margins is a result of lower overhead costs associated with the reduction in headcount.

Operating expenses increased to $3,027,244 for the six months ended June 30, 2002 as compared to $2,429,693 in the prior period. Selling, general and administrative expenses decreased to $1,625,805 from $1,951,358 in the six months ended June 30, 2001. The decrease is primarily the result of costs related to Cycomm's restructuring efforts. The restructuring of Cycomm's organization caused Cycomm to incur $998,874 in exit costs in the six months ended June 30, 2002. This amount includes $399,976 related to severance charges for terminated employees, $355,832 related to the termination liability for the lease on Cycomm's Canadian facility, a $130,214 write-off of Canadian fixed assets, and a reserve of $112,852 taken against the value of Cycomm's Canadian foreign taxes receivable. Research and development costs decreased to $377,699 as compared to $440,010 in the prior period. The decrease is the result of headcount reductions in the R&D staff.

Depreciation and amortization decreased to $24,866 for the six months ended June 30, 2002 as compared to $38,325 in the prior period. The decrease is a result of certain fixed assets reaching the end of their depreciable lives, and the write-off of Canadian fixed assets with a book value of $130,214 included in exit costs in the six months ended June 30, 2002.

Interest expense for the three months ended June 30, 2002 was $114,485 as compared to $212,331 for the prior period. The decrease is a result of lower average debt balances during the six months ended June 30, 2002, and a lower amount of interest being paid to vendors, offset by interest on convertible debentures. On June 17, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $1,050,000, bearing interest at 8% and maturing on June 17, 2003. The total interest accrued on the principal of the debentures in the six months ended June 30, 2002 was $2,992. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $652,829, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the six months ended June 30, 2002 was $23,252. Additionally, Cycomm issued 13,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $343,870, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the six months ended June 30, 2002 was $12,247. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $5,285 in the six months ended June 30, 2002.

Net loss increased to $2,941,974, or $0.04 per share, for the six months ended June 30, 2002 from $2,254,280, or $0.06 per share for the six months ended June 30, 2001. The increase in net loss is a result of the factors discussed above.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At June 30, 2002, Cycomm had cash and cash equivalents of $457,351.

In the six months ended June 30, 2002, cash used in operations amounted to $2,941,974, largely due to Cycomm's net loss of $2,180,744. Accounts receivable decreased by $305,012, but this was offset by an increase in inventory of $36,423, an increase in foreign taxes receivable of $86,371, and a decrease in accounts payable of $314,187. Cash used in investing activities during the six months ended June 30, 2002 totaled $3,012. Cash provided by financing activities was $2,560,303 for the six months ended June 30, 2002. Cycomm completed 11 private placements of common stock for net proceeds of $1,857,500, borrowed funds under convertible debentures totaling $901,938 and decreased the amounts drawn on its bank credit lines in an amount of $195,263 during the six months ended June 30, 2002.

Cycomm's net working deficit at June 30, 2002 was ($1,242,713) as compared to ($1,400,154) at December 31, 2001. In the six months ended June 30, 2002, Cycomm's current assets increased by $195,583, and current liabilities decreased by $38,142. Accounts receivable decreased as a result of improved collections and lower sales volumes. Inventories increased in preparation for deliveries to customers in the third quarter of 2002. Accounts payable decreased as Cycomm paid down vendor obligations. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable, decreased as a result of the decreases in accounts receivable.

Cycomm's auditors modified their report on Cycomm's 2001 Annual Report on Form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management has taken several steps towards addressing the going concern issue. We hired a new president, who also serves as Cycomm's Chief Operating Officer, to restructure the company and lower our operating costs. We have reduced headcount from 75 employees to 18 employees, eliminating redundant positions, consolidating administrative functions, and combining our manufacturing and repair personnel. Additionally, we closed our

Montreal facility. We are exploring further cost savings initiatives, and plan to outsource tasks that can be handled more efficiently by third parties. We have begun to sell to markets outside of the public safety industry, and plan to aggressively pursue the field service, utilities and industrial markets. We are also developing new products to further expand and diversify our current product line.

Cycomm intends to fund its operations through working capital, borrowings on our secured line of credit, private equity placements and borrowings under convertible debentures. Historically, Cycomm has been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,211 in private equity placements. In the six months ended June 30, 2002, Cycomm raised $1,857,500 in private equity placements (See Note 6: Capital Stock for further detail) and $901,938 under convertible debentures (See Note 5:
Convertible Debentures for further detail).


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


Item 2.  Changes in Securities.

      On May 22, 2002 we issued 1,500,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to New Range Management, for net proceeds of $112,500.

      On June 17, 2002 we issued 5,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to SS Equities. These shares are being held in escrow by SS Equities, as the collateral agent for Cycomm and the holders of Cycomm convertible debentures.

      On July 31, 2002 we issued 288,344 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Alpha Capital upon the conversion of debentures with principal and accrued interest of $7,569.

      On August 12, 2002 we issued 500,448 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Stonestreet LP upon the conversion of debentures with principal and accrued interest of $13,162.

      On August 12, 2002 we issued 2,000,000 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to SS Equities. These shares are being held in escrow by SS Equities, as a collateral agent, in anticipation of a proposed financing between Cycomm and a group of investors.

Item 3.  Default Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.       Other Information.

      None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits:

      Exhibit 99.1      Officer's Certification

(b)  Reports on Form 8-K:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CYCOMM INTERNATIONAL INC.




Date:  August 19, 2002               /s/  Albert I. Hawk
                                   ---------------------------------------
                                          Albert I. Hawk
                                          Chief Executive Officer






Date: August 19, 2002               /s/  Robert M. Hutton
                                  ----------------------------------------
                                        Robert M. Hutton
                                        Vice President of Finance

Exhibit 99.1

I, Albert I. Hawk, CEO of Cycomm International Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
      Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 19, 2002


                                           /s/ Albert I. Hawk
                                          ------------------------------
                                               Albert I. Hawk
                                               Chief Executive Officer


I, Robert M. Hutton, Principal Accounting Officer of Cycomm International Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
      Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 19, 2002

                                           /s/ Robert M. Hutton
                                          ------------------------------
                                               Robert M. Hutton
                                               Principal Accounting Officer