Form 10QSB
period 2002-09-30
CYCOMM INTERNATIONAL INC
filed 2002-11-18
CIK 869979

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB
                                    -----------
(Mark One)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 8, 2002, the Registrant had 85,283,504 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:        Yes         No  X
                                                          ---         ----

                  CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                        Page No.
PART I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets...........................         3

            Consolidated Statements of Operations.................         4

            Consolidated Statements of Cash Flows.................         5

            Consolidated Statement of Stockholders' Equity........         6

            Notes to Consolidated Financial Statements............         8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation..............................        15

Item 3.     Controls and Procedures...............................        18

PART II - Other Information

Item 1.     Legal Proceedings.....................................        19

Item 2.     Changes in Securities.................................        20

Item 3.     Default Upon Senior Securities........................        20

Item 4.     Submission of Matters to a Vote of Security Holders...        20

Item 5.     Other Information.....................................        20

Item 6.     Exhibits and Reports on Form 8-K......................        20

Signatures  ......................................................        21

                    CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                  September 30,    December 31,
                                                        2002           2001
                                                       -----          ----
ASSETS                                              (Unaudited)
Current assets:
 Cash and cash equivalents                          $145,346        $80,804
 Accounts receivable, less allowance for
  doubtful accounts of $50,000                       398,095        510,048
 Inventories, net of allowance for obsolete
  inventory of $220,000 and $201,460, respectively   371,302        489,236
 Deferred financing costs                            139,513            ---
 Foreign taxes receivable                                ---        141,413
   Prepaid expenses                                    5,355         30,562
                                                   ---------      ---------
    Total current assets                           1,059,611      1,252,063

Equipment, net                                        21,606        177,977
                                                 -----------     ----------
Total assets                                      $1,081,217     $1,430,040
                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable - trade                         $1,000,429       $950,955
 Convertible debentures                            1,272,000            ---
 Discount on convertible debentures                 (908,423)           ---
                                                   ---------        -------
 Convertible debentures, net of discount             363,577            ---

 Warranty reserve                                    600,478        602,479
 Accrued exit cost obligations                       642,870            ---
 Other accrued liabilities                           370,132        644,990
 Dividends payable on preferred stock                 45,946         38,466
 Current portion of capital lease obligations          7,747          9,626
 Revolving credit facility                           277,986        405,701
                                                   ---------      ---------
   Total current liabilities                       3,309,165      2,652,217

Capital lease obligations, less current portion       11,595         14,488

Stockholders' deficit:
 Convertible preferred stock, $50,000
  par value, unlimited authorized shares,
  2 shares issued and outstanding at
  September 30, 2002 and December 31, 2001,
  respectively                                       105,000        105,000
 Common stock, no par value, unlimited authorized
  shares, 85,283,504 and 56,323,871 shares
  issued and 78,283,504 and 56,323,871 shares
  outstanding at September 30, 2002 and December
  31, 2001, respectively                          71,435,346     68,214,258
 Accumulated deficit                             (73,779,889)   (69,555,923)
                                                 -----------    -----------
   Total stockholders' deficit                    (2,239,543)    (1,236,665)
                                                  ----------     ----------
Total liabilities and stockholders' deficit       $1,081,217     $1,430,040
                                                  ==========     ==========


         See accompanying notes to consolidated financial statements

                      CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                                          (UNAUDITED)

                              Three Months Ended         Six Months Ended
                       September 30, September 30,   September 30, September 30,
                            2002        2001            2002           2001


Sales                     $467,674   $2,553,536          $1,437,298  $4,431,009
Cost of sales              598,367    1,787,355           1,368,171   3,503,222
                           -------    ---------           ---------   ---------
Gross profit (loss)       (130,693)     766,181              69,127     927,787

Expenses
 Selling, general and
  administrative           739,716    1,015,534           2,365,521   2,966,892
 Exit costs                    ---          ---             998,874         ---
 Research and product
  development               43,963      196,198             421,662     636,209
 Depreciation and
  amortization               4,304       19,220              29,169      57,545
                           -------    ---------           ---------   ---------
                           787,982    1,230,952           3,815,226   3,660,646
                           -------    ---------           ---------   ---------

Loss from Operations      (918,675)    (464,771)         (3,746,099) (2,732,859)

Other (Expense) Income
 Interest income               139        1,505                 689       7,851
 Interest expense         (355,976)     (70,215)           (470,462)   (282,546)
 Other (expense) income        ---        2,279                (614)    222,072
                          --------      -------            --------     -------
                          (355,837)     (66,431)           (470,387)    (52,623)
                          --------      -------            --------     -------

Net loss                (1,274,512)    (531,202)         (4,216,846) (2,785,482)
                        ==========    =========          ==========  ==========

 Beneficial return on
  preferred shares             ---          ---                 ---    (162,500)
                      ------------  -----------          ----------  ----------
Net loss attributable
 to common
 stockholders         $(1,861,669) $(1,143,080)         $(2,941,974)$(2,416,780)
                     ============  ===========           ========== ===========

Earnings Per Share
Loss per share             $(0.02)      $(0.01)              ($0.06)     ($0.08)
Net loss per share
 attributable
 to beneficial return on
 preferred shares             ---          ---                  ---      ($0.00)
                          -------      -------              -------     -------
Net loss per share
 attributable to common
 shareholders              $(0.02)      $(0.01)              $(0.06)     $(0.08)
                          =======      =======              =======     =======

Weighted average
 number of
 common shares
 outstanding           83,747,413   45,312,190           73,560,425  38,219,460
                       ==========   ==========           ==========  ==========

         See accompanying notes to consolidated financial statements.

              CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                             (Unaudited)

                                                Nine Months Ended
                                             September 30,     September 30,
                                                 2002              2001
                                                 -----             ----

Operating activities
 Net loss from continuing operations          $(4,216,486)    $(2,785,482)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Non-cash exit costs                            885,936            ---
   Amortization of deferred financing costs        48,742            ---
   Amortization of discount on convertible
    debentures                                    325,776            ---
   Depreciation and amortization                   29,169         57,545
   Change in operating assets and liabilities     157,729       (296,812)
                                               ----------     ----------
     Cash used in operating activities         (2,769,134)    (3,024,749)
                                               ----------     ----------

Investing activities
   Acquisition of fixed assets                    (3,012)       (20,866)
                                                  ------        -------
   Cash used in investing activities              (3,012)       (20,866)
                                                  ------        -------

Financing activities
   Issuance of common stock                    1,857,500      2,196,884
   Issuance of preferred stock                       ---        611,500
   Borrowings under convertible debentures     1,111,675
   Net borrowings (repayments) under
    revolving credit facility                  (127,715)        104,113
   Repayment of obligations under capital
    leases                                       (4,772)        (5,771)
   Cash provided by financing activities      2,836,688      2,906,726
                                              ---------      ---------

   (Decrease) increase in cash and cash
    equivalents during the period                64,542      (138,889)
   Cash and cash equivalents, beginning of
    period                                       80,804        301,110
                                                 ------        -------
   Cash and cash equivalents, end of period    $145,346       $162,221
                                               ========       ========

Supplemental cash flow information:
   Interest paid                               $ 64,836       $240,942
   Income taxes paid                           $    ---       $    ---

Non-cash investing and financing
activities:
  Conversion of convertible debentures to
    common stock                               $ 28,389            ---
  Conversion of preferred stock to common
    stock                                           ---     $1,090,560
  Issuance of common stock in settlement
    of interest due                                 ---       $ 52,500
  Issuance of common stock in settlement
    of lawsuit                                $ 100,000            ---
  Issuance of common stock in settlement
    of legal fees due                          $  1,000            ---


         See accompanying notes to consolidated financial statements

                CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE UNAUDITED PERIOD ENDED SEPTEMBER 30, 2002
                    AND THE YEAR ENDED DECEMBER 31, 2002
                                                Notes
        PreferredPreferred Common    Common   Receivable  Accumulated
          Shares   Stock   Shares    Stock   Stockholders  Deficit      Total

Balance,
December
31, 2000    11 $560,500 30,145,982 $63,653,477$(66,714)$(64,746,533)  $(599,270)
          ==== ========  ========== =========== =======  ===========   ========

Net Loss   ---      ---        ---         ---     ---   (4,799,724) (4,799,724)
Issuance
 of common
 stock:
Sale of
 common
 stock     ---      ---  17,752,185    2,999,721   ---        ---     2,999,721
Shares
 issued in
 settle-
 ment
 of
 interest
 due        ---      ---    300,000       52,500   ---        ---        52,500
Shares
 issued in
 settle-
 ment
 of
 obligation
 of
 acquisi-
 tion
 earn-out   ---      ---  1,700,000      413,000   ---        ---       413,000
Exercise of
 stock
 options    ---      ---    500,000        5,000   ---        ---         5,000
Issuance of
 preferred
 stock:
 Issuance -
 Series F
 preferred
 stock       13    611,500      ---         ---    ---        ---       611,500
Conversion
 of
 preferred
 stock      (22)(1,229,500) 5,925,704   1,253,060  ---        ---        23,560
Beneficial
 conversion
 rights on
 preferred
 stock      ---    162,500      ---      (162,500) ---         ---         ---
Write-off
 of notes
 receivable -
 stockholders
 and
 related
 interest
 receivable ---      ---        ---         ---  66,714        ---       66,714
Dividends
 on
 preferred
 stock      ---      ---        ---        ---    ---       (9,666)     (9,666)
           ----   ------- ---------  ---------  ------ ------------ ------------
Balance,
December
31, 2001    2    $105,000 56,323,871$68,214,258   --- $(69,555,923) $(1,236,665)
          ====    ======= ========== ========== ====== ============ ===========




Net Loss   ---        ---        ---        ---   ---   (4,216,486)  (4,216,486)
Issuance
of common
stock:
 Sale of
  common
  stock    ---        --- 19,829,111  1,858,500   ---          ---    1,858,500
Shares
 issued
 in
 settle-
 ment of
 lawsuit   ---        ---  1,052,632    100,000   ---          ---      100,000
Shares
 held in
 escrow
 underlying
 convertible
 deben-
 tures     ---        ---  7,000,000        ---   ---          ---          ---
Beneficial
 conversion
 rights
 convertible
 deben-
 ture      ---        ---        ---    808,455   ---          ---      808,455
Warrants
 issued
 with
 convertible
 deben-
 ture     ---         ---        ---   425,744    ---          ---      425,744
Conversion
 of deben-
 tures    ---         ---  1,077,890    28,389    ---          ---       28,389

Dividends
 on
 preferred
 stock     ---        ---        ---        ---   ---      (7,480)      (7,480)
          ----   -------- ---------- ----------  ---- -----------   ----------
Balance,
September
30, 2002         2   $105,000 85,283,504$71,435,346   --- $(73,779,889) $(2,239,543)
          ====   ======== ========== ==========  ==== ============  ===========


         See accompanying notes to consolidated financial statements

CYCOMM INTERNATIONAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 1: GENERAL

The financial information presented as of any other date than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Cycomm International Inc. and its subsidiaries ("Cycomm"), but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly Cycomm's financial position as of September 30, 2002, and the results of its operations and cash flows for the periods ended September 30, 2002 and 2001. The results of operations are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Cycomm's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Our Annual Report on Form 10-KSB was prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss from continuing operations of $4.8 million for the year ended December 31, 2001 and as of that date had a working capital deficit of approximately $1.4 million and an accumulated deficit of $69.6 million. Further, we were not in compliance with the terms of our debt agreements at December 31, 2001. In the three months ended September 30, 2002, we were in compliance with our debt agreements, however, we incurred a net loss of approximately $1.3 million, had a working capital deficit of approximately $2.2 million, and an accumulated deficit of $73.8 million. These factors raise substantial doubt about Cycomm's ability to continue as a going concern.

Management has taken several steps towards addressing the going concern issue. We hired a new president, who also serves as Cycomm's Chief Operating Officer, to restructure the company and lower our operating costs. We have reduced headcount from 75 employees to 18 employees, eliminating redundant positions, consolidating administrative functions, and combining our manufacturing and repair personnel. Additionally, we closed our Montreal facility. We are exploring further cost savings initiatives, and plan to outsource tasks that can be handled more efficiently by third parties. Specifically, we are pursuing an agreement to outsource our production. We have begun to sell to markets outside of the public safety industry, and plan to aggressively pursue the field service, utilities and industrial markets. We are also developing new products to further expand and diversify our current product line.

Cycomm intends to fund its operations through working capital, borrowings on our secured line of credit, private equity placements and borrowings under convertible debentures. Historically, Cycomm has been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,211 in private equity placements. In the nine months ended September 30, 2002, Cycomm raised $1,857,500 in private equity placements (See
Note 6: Capital Stock for further detail) and $1,111,675 under convertible debentures (See Note 5: Convertible Debentures for further detail).

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

NOTE 2:  RESTRUCTURING

In April 2002, Cycomm began to take major steps to reduce costs. Cycomm's organization had been built to support production levels much higher than it had achieved historically. Management made the decision to close Cycomm's Canadian facility and to transfer all manufacturing operations to its Florida facility. Cycomm is continuing to manufacture its existing product line of rugged, mobile computers.

On April 9, 2002, Cycomm reduced its staff from approximately 75 employees to approximately 45 employees. On June 28, 2002, Cycomm further reduced its staff to 18 employees. The terminated personnel included 28 general and administrative employees, 19 research and development employees, 7 production employees, 2 repair and maintenance employees and 1 salesperson. The total value of employee severance packages was $511,737. The severance packages included $111,761 in payroll and vacation benefits that had been previously accrued, therefore severance expense of $399,976 was incurred in the nine months ended September 30, 2002 and is included in exit cost expenses.

Cycomm agreed to pay employee severance over a period of time, as specified in each individual severance agreement. To date, Cycomm has paid $224,699 in employee severance payments. As of September 30, 2002, the outstanding employee severance obligation is $287,038, which is included in accrued exit obligations.

On June 28, 2002, Cycomm closed its Canadian facility. The lease for the Canadian facility does not expire until March 31, 2008. The present value of future lease payments due under the Canadian facility lease is $751,060. Management has estimated the present value of income from subleasing the Canadian facility as approximately $395,228, therefore Cycomm recorded $355,832 as an accrued exit obligation related to the termination of the Canadian facility lease, and recognized this amount as exit costs in the nine months ended September 30, 2002.

In connection with the closing of the Canadian facility, Cycomm made the decision to abandon certain fixed assets, and accordingly, Cycomm has written off fixed assets with a book value of $130,214. This write-off is included in exit costs in the nine months ended September 30, 2002. Management also determined that the closing of the Canadian facility could prevent Cycomm from collecting the full amount of foreign taxes receivable from the Canadian government related to tax credits for research and development. Cycomm has recorded a reserve of $112,852 against foreign taxes receivable, and has recognized this amount as exit costs in the nine months ended September 30, 2002.

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


In June 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)". FAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has implemented FAS 146 in June 2002 related to the closure of the Canadian facility.


NOTE 3: INVENTORIES

The following is a summary of inventories at September 30, 2002 and December 31, 2001:


                                        September 30, December 31,

                                            2002          2001
                                            -----         ----

Raw materials                             563,045      $645,286
Work in process and sub-assemblies         26,867        35,966
Finished goods                              1,390         9,444
Allowance for obsolete inventory         (220,000)     (201,460)
                                         ---------     ---------
                                         $371,302      $489,236

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

The credit facility is collateralized by the trade accounts receivable, inventory and other assets of Cycomm Mobile Solutions. The amounts outstanding on the credit facility were $277,986 and $405,701 as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, Cycomm was in compliance with the terms of the credit facility. As of December 31, 2001, Cycomm was not in compliance with the terms of its loan agreement as total borrowings under the revolving credit facility exceeded the available borrowing base of the underlying collateral by $5,019.

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

On July 29, 2002, debentures with principal and accrued interest of $7,569 were converted into 288,344 shares of common stock. On August 12, 2002, debentures with principal and accrued interest of $13,159 were converted into 500,448 shares of common stock. On September 23, 2002, debentures with principal and accrued interest of $7,661 were converted into 289,098 shares of common stock.

On September 4, 2002, Cycomm issued $250,000 of 8% convertible debentures due September 4, 2003 which are convertible at the option of the holders into Cycomm common stock at the lesser of 75% of the average of the three lowest closing prices for the 30 days prior to the date of issuance ($0.04), or 75% of the average of the three lowest closing prices for the 30 days prior to the date of conversion. The debentures are fully eligible for conversion as of September 4, 2002. Interest on the debentures can be paid in either cash or common stock, at Cycomm's option. In the event that the debentures have not been fully converted into common stock at the date of maturity, the debentures can be converted into common stock at Cycomm's option. Cycomm issued 2,000,000 shares of common stock to be available upon conversion of the debentures. The shares of common stock are restricted and are being held in escrow by the collateral agent and holder of the convertible debentures. In connection with the issuance of the debentures, Cycomm issued 3,125,000 warrants to purchase common stock at $0.08 per share. The warrants are immediately exercisable for a period of seven years.

Cycomm allocated the proceeds from the offering, less issue costs paid to the investor of $12,500, to the warrants and the debentures based on the relative fair value of each instrument. This resulted in $81,874 recorded as a discount on the convertible debentures for the relative fair value of the warrants. The proceeds allocated to the debentures were compared to the fair value of the common stock into which the debentures are convertible in order to determine the intrinsic value of the beneficial conversion feature. The value of the beneficial conversion feature of $155,626 was recorded as an additional discount on the convertible debentures. The total discount was limited to the proceeds raised, less issue costs paid to the investor of $12,500, and will be amortized as interest expense over the term of the debentures.


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

On July 29, 2002, debentures with principal and accrued interest of $7,569 were converted into 288,344 shares of common stock. On August 12, 2002, debentures with principal and accrued interest of $13,159 were converted into 500,448 shares of common stock. On September 23, 2002, debentures with principal and accrued interest of $7,661 were converted into 289,098 shares of common stock.

NOTE 7: SEGMENT AND RELATED INFORMATION

Cycomm has one reporting segment, which sells wireless rugged computing products and peripherals. Prior to June 28, 2002, we operated a manufacturing facility in Montreal, Canada. On June 28, 2002, we closed this facility and transferred inventory and certain fixed assets to our Melbourne, Florida facility. Fixed assets with a book value of $130,214 were not transferred to Florida, and were written off as of June 30, 2002. Geographic region data on sales and the location of identifiable assets is provided in the tables below. Sales data reflects the geographic location of the customers to whom sales were made.


                             Quarters Ended              Nine Months Ended
                        September 30, September 30,  September 30, September 30,

                            2002          2001           2002          2001
                            -----         -----          -----         ----
Geographic Region Data
Sales
      United States      $457,039     $2,548,858      $1,386,275    $4,387,662
      Canada               10,635          4,678          51,023        43,347
                         --------     ----------      ----------    ----------
                         $467,674     $2,553,536      $1,437,298    $4,431,009
                         ========     ==========      ==========    ==========
Loss from Operations
      United States     $(918,675)     $(546,250)    $(2,090,752)  $(2,019,965)
      Canada                  ---         81,479      (1,658,347)     (712,894)
                        ---------      ---------     -----------   -----------
                        $(918,675)     $(464,771)    $(3,746,099)  $(2,732,859)
                        ==========     ==========    ============  ============


Identifiable Assets     September 30,  December 31,
                            2002          2001
                            -----         ----
      United States    $1,081,217      $ 717,048
      Canada                  ---        712,992
                       ----------     ----------
                       $1,081,217     $1,430,040
                       ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Continuing Operations

Three Months Ended September 30, 2002 and September 30, 2001

Revenues for the three months ended September 30, 2002 were $467,674 as compared to revenues of $2,553,536 for the prior period. Vendor delays and financial constraints slowed deliveries in the quarter ended September 30, 2002.

Cost of sales for the three months ended September 30, 2002 was $598,367 as compared to cost of sales of $1,787,355 for the prior period. Gross margins for the three months ended September 30, 2002 were (28%) as compared to gross margins of 30% in the prior period. In the three months ended September 30, 2002, our motherboard supplier forced us to accept $179,416 in materials that had been ordered previously under non-cancelable, non-returnable purchase orders. These materials were obsolete, and charged to cost of goods sold. The remainder of the decrease is a result of lower sales volumes, which force overhead costs to be spread over fewer units.

Operating expenses decreased to $787,982 for the three months ended September 30, 2002 as compared to $1,230,952 in the prior period. Selling, general and administrative expenses decreased to $739,716 from $1,015,534 in the three months ended September 30, 2002, primarily as a result of headcount reductions. Research and development costs decreased to $43,963 as compared to $196,198 in the prior period. The decrease is the result of headcount reductions in the R&D staff, as we began outsourcing this function following the closing of our Canadian manufacturing facility.

Depreciation and amortization decreased to $4,303 for the three months ended September 30, 2002 as compared to $19,220 in the prior period. The decrease is a result of certain fixed assets reaching the end of their depreciable lives, and the write-off of Canadian fixed assets with a book value of $130,214, which was recorded prior to the three months ended September 30, 2002.

Interest expense for the three months ended September 30, 2002 was $355,976 as compared to $70,215 for the prior period. The increase in interest expense is primarily the result of the issuance of convertible debentures. On June 17, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $1,050,000, bearing interest at 8% and maturing on June 17, 2003. The total interest incurred on the principal of the debentures in the three months ended September 30, 2002 was $21,188. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $652,829, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the three months ended September 30, 2002 was $179,048. Additionally, Cycomm issued 13,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $343,870, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the three months ended September 30, 2002 was $94,311. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $28,798 in the three months ended September 30, 2002.

On September 4, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $250,000, bearing interest at 8% and maturing on September 4, 2003. The total interest incurred on the principal of the debentures in the three months ended September 30, 2002 was $1,425. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $155,626, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the three months ended September 30, 2002 was $11,086. Additionally, Cycomm issued 3,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $81,874, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the three months ended September 30, 2002 was $5,832. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $1,779 in the three months ended September 30, 2002.

The increase in interest expense due to the issuance of convertible debentures in the three months ended September 30, 2002 is partially offset by lower interest payments being made on our revolving credit facility as a result of lower average debt balances, and lower amounts of interest being paid to vendors.

Net loss increased to $1,274,512, or $0.02 per share, for the three months ended September 30, 2002 from $531,202, or $0.01 per share for the three months ended September 30, 2001. The increase in net loss is a result of the factors discussed above.

Nine Months Ended September 30, 2002 and September 30, 2001

Revenues for the nine months ended September 30, 2002 were $1,437,298 as compared to revenues of $4,431,009 for the prior period. The decrease in sales was a primarily the result of the loss of a major customer which accounted for 54% of Cycomm's sales in the nine months ended September 30, 2001. Revenue was also affected by delays caused by the restructuring of our company. During the nine months ended September 30, 2002, we reduced our headcount from 75 employees to 18 employees and closed our Canadian facility. The transition of the manufacturing operations and physical transfers of materials caused production to be delayed. Financial constraints and vendor delays also had an adverse impact on sales.

Cost of sales for the nine months ended September 30, 2002 was $1,368,171 as compared to cost of sales of $3,503,222 for the prior period. Gross margins for the nine months ended September 30, 2002 were 5% as compared to gross margins of 21% in the prior period. In the nine months ended September 30, 2002, our motherboard supplier forced us to accept $179,416 in materials that had been ordered previously under non-cancelable, non-returnable purchase orders. These materials were obsolete, and charged to cost of goods sold. The remainder of the decrease is a result of lower sales volumes, which force overhead costs to be spread over fewer units.

Operating expenses increased to $3,815,226 for the nine months ended September 30, 2002 as compared to $3,660,646 in the prior period. Selling, general and administrative expenses decreased to $2,365,521 from $2,966,892 in the nine months ended September 30, 2001. The decrease is primarily the result of cost savings related to Cycomm's restructuring efforts. The restructuring of Cycomm's organization caused Cycomm to incur $998,874 in exit costs in the nine months ended September 30, 2002. This amount includes $399,976 related to severance charges for terminated employees, $355,832 related to the termination liability for the lease on Cycomm's Canadian facility, a $130,214 write-off of Canadian fixed assets, and a reserve of $112,852 taken against the value of Cycomm's Canadian foreign taxes receivable. Research and development costs decreased to $421,662 as compared to $636,209 in the prior period. The decrease is the result of headcount reductions in the R&D staff.

Depreciation and amortization decreased to $29,169 for the nine months ended September 30, 2002 as compared to $57,545 in the prior period. The decrease is a result of certain fixed assets reaching the end of their depreciable lives, and the write-off of Canadian fixed assets with a book value of $130,214 included in exit costs in the nine months ended June 30, 2002.

Interest expense for the nine months ended September 30, 2002 was $470,462 as compared to $282,546 for the prior period. The increase in interest expense is primarily the result of the issuance of convertible debentures. On June 17, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $1,050,000, bearing interest at 8% and maturing on June 17, 2003. The total interest incurred on the principal of the debentures in the nine months ended September 30, 2002 was $24,179. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $652,829, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the nine months ended September 30, 2002 was $202,300. Additionally, Cycomm issued 13,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $343,870, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the nine months ended September 30, 2002 was $106,559. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $32,538 in the nine months ended September 30, 2002.

On September 4, 2002, Cycomm issued debentures convertible into Cycomm common stock with a principal amount of $250,000, bearing interest at 8% and maturing on September 4, 2003. The total interest accrued on the principal of the debentures in the nine months ended September 30, 2002 was $1,425. The debentures have a beneficial conversion feature, in which they are convertible at a discount to the market price of Cycomm's common stock. This beneficial conversion feature has a value of $155,626, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the beneficial conversion feature in the nine months ended September 30, 2002 was $11,086. Additionally, Cycomm issued 3,125,000 warrants to purchase common stock at $0.08 per share to the debenture holders. The relative fair value of these warrants is $81,874, which is amortized over the life of the debenture and recognized as interest expense. Total interest related to the amortization of the relative fair value of the warrants in the nine months ended September 30, 2002 was $5,832. The portion of deferred loan costs related to financing fees is amortized over the life of the debentures, and recognized as interest expense. Total interest expense related to the amortization of deferred loan costs was $1,779 in the nine months ended September 30, 2002.

The increase in interest expense due to the issuance of convertible debentures in the nine months ended September 30, 2002 is partially offset by lower interest payments being made on our revolving credit facility as a result of lower average debt balances, and lower amounts of interest being paid to vendors.

Net loss increased to $4,216,486, or $0.06 per share, for the nine months ended September 30, 2002 from $2,785,482, or $0.08 per share for the nine months ended September 30, 2001. The increase in net loss is a result of the factors discussed above.

Liquidity and Capital Resources

Cycomm has satisfied working capital requirements through cash on hand, available lines of credit and various equity related financings. At September 30, 2002, Cycomm had cash and cash equivalents of $145,346.

In the nine months ended September 30, 2002, cash used in operations amounted to $2,769,134, largely due to Cycomm's net loss of $4,216,486. The net loss included $885,936 of non-cash exit costs. Additionally, Cycomm incurred expenses of $48,742 related to the amortization of deferred finance costs, and expenses of $325,776 related to the amortization of the discount on convertible debentures. Accounts receivable decreased by $111,953, inventory decreased by $117,934, and Cycomm collected foreign taxes receivable of $121,098. but this was offset by an increase in accounts payable of $49,474. Cash used in investing activities during the nine months ended September 30, 2002 totaled $3,012. Cash provided by financing activities was $2,836,688 for the nine months ended September 30, 2002. Cycomm completed 11 private placements of common stock for net proceeds of $1,857,500, borrowed funds under convertible debentures totaling $1,111,675 and decreased the amounts drawn on its bank credit lines in an amount of $127,715 during the nine months ended September 30, 2002.

Cycomm's net working deficit at September 30, 2002 was $2,249,554 as compared to $1,400,154 at December 31, 2001. In the nine months ended September 30,
2002, Cycomm's current assets decreased by $192,452, and current liabilities increased by $656,948. Accounts receivable decreased as a result of improved collections and lower sales volumes. Inventories decreased as a result of shipments to customers, and ordering fewer parts due to lower sales volumes. The amortization of the discount on convertible debentures caused the balance to increase to $363,577 at September 30, 2002. Cycomm has accrued $642,870 for exit cost obligations related to the closing of its Canadian manufacturing facility. The balance of Cycomm's revolving credit facility, which is collateralized by accounts receivable, decreased as a result of the decreases in accounts receivable.

Cycomm's auditors modified their report on Cycomm's 2001 Annual Report on Form 10-KSB to include an explanatory paragraph regarding the Company's ability to continue as a going concern. Management has taken several steps towards addressing the going concern issue. We hired a new president, who also serves as Cycomm's Chief Operating Officer, to restructure the company and lower our operating costs. We have reduced headcount from 75 employees to 18 employees, eliminating redundant positions, consolidating administrative functions, and combining our manufacturing and repair personnel. Additionally, we closed our Montreal facility. We are exploring further cost savings initiatives, and plan to outsource tasks that can be handled more efficiently by third parties. Specifically, we are pursuing an agreement to outsource our production. We have begun to sell to markets outside of the public safety industry, and plan to aggressively pursue the field service, utilities and industrial markets. We are also developing new products to further expand and diversify our current product line.

Cycomm intends to fund its operations through working capital, borrowings on our secured line of credit, private equity placements and borrowings under convertible debentures. Historically, Cycomm has been able to raise capital through private equity placements and debenture issuances. During 2001, we raised $3,611,211 in private equity placements. In the nine months ended September 30, 2002, Cycomm raised $1,857,500 in private equity placements (See
Note 6: Capital Stock for further detail) and $1,111,675 under convertible debentures (See Note 5: Convertible Debentures for further detail).

Item 3.  Controls and Procedures.

The Chief Executive Officer, Chief Operating Officer and Vice President of Finance (Principal Accounting Officer) of Cycomm, based on their evaluation of Cycomm's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date") have concluded that Cycomm's disclosure controls and procedures are adequate and effective for the purposes set forth as defined in the Exchange Act rules.

There have been no significant changes in Cycomm's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

      On July 29, 2002 we issued 288,344 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Alpha Capital upon the conversion of debentures with principal and accrued interest of $7,569.

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

      On September 23, 2002 we issued 289,098 shares of common stock that are restricted under Regulation D of the Securities Exchange Act of 1934, to Alpha Capital upon the conversion of debentures with principal and accrued interest of $7,661.

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

                                    CYCOMM INTERNATIONAL INC.




Date:  November 15, 2002           /s/  Albert I. Hawk
                                   ------------------------------------
                                        Albert I. Hawk
                                        Chief Executive Officer






Date:  November 15, 2002          /s/ Robert M. Hutton
                                  ------------------------------------
                                      Robert M. Hutton
                                      Vice President of Finance

Exhibit 99.1

I, Albert I. Hawk, CEO of Cycomm International Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
      Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: November 15, 2002



                                          ------------------------------
                                          Albert I. Hawk
                                          Chief Executive Officer


I, Robert M. Hutton, Principal Accounting Officer of Cycomm International Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
      Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: November 15, 2002


                                          ------------------------------
                                          Robert M. Hutton
                                          Principal Accounting Officer

CERTIFICATIONS

I, Albert I. Hawk, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Cycomm International Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

---------------------------
Albert I. Hawk
Chief Executive Officer

CERTIFICATIONS

I, Robert M. Hutton, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Cycomm International Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

---------------------------
Robert M. Hutton
Vice President of Finance
Principal Accounting Officer